Form 10-K
period 2014-12-31
Nabors Red Lion Ltd
filed 2015-03-23
CIK 1615817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-199004

Nabors Red Lion Limited

(Exact name of registrant as specified in its charter)

Bermuda	98-1188116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Crown House

4 Par-La-Ville Road

Second Floor

Hamilton, HM08

Bermuda

(Address of principal executive offices)

(441) 292-1510 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common shares, par value $0.01 per share, held by non-affiliates of the Registrant is not applicable because all shares were held by a single affiliate. The total number of shares of the Registrant’s common shares, par value $0.01 per share, outstanding as of March 20, 2015 was 1,200,000.

The Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format for the following items of Form 10-K pursuant to General Instruction (I)(2) of Form 10-K: Item 6, Selected Financial Data; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; and Item 13, Certain Relationships and Related Transactions, and Director Independence.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

We are currently a wholly owned subsidiary of Nabors Industries Ltd. (“NIL” and collectively with its consolidated subsidiaries, “Nabors”). Prior to October 1, 2014, we held substantially all of the operating subsidiaries of NIL, including the subsidiaries that operate Nabors’ completion and production services business (the “C&P Business”). In October 2014, Nabors completed a restructuring of its subsidiaries, separating the C&P Business from Nabors’ other businesses such that we continued to hold only the subsidiaries that operate the C&P Business, and the remaining businesses of Nabors, including the drilling and rig services businesses, were transferred from us to other subsidiaries of NIL. Following this restructuring, we did not retain any ownership interest in the businesses retained by NIL other than the C&P Business. We expect that, prior to the end of the first quarter of 2015, we will combine the C&P Business with C&J Energy Services, Inc. (“C&J”). Following the completion of this transaction, we will be renamed C&J Energy Services Ltd. and our common shares will be traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CJES.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•                  our future revenue, income and operating performance;

•                  our ability to sustain and improve our utilization, revenue and margins;

•                  our ability to maintain acceptable pricing for our services, including through term contacts and/or pricing agreements;

•                  our operating cash flows and availability of capital;

•                  our ability to execute our long-term growth strategy, including expansion into new geographic regions and business lines;

•                  our ability to capitalize on international growth opportunities, and our ability to successfully execute and capitalize on such opportunities;

•                  our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•                  the timing and success of future acquisitions and other strategic initiatives and special projects;

•                  future capital expenditures;

•                  our ability to finance equipment, working capital and capital expenditures; and

•                  our ability to consummate, the timing and success of the proposed combination with C&J.

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks associated with the following:

•                  the cyclical nature and volatility of the oil and gas industry, which impacts the level of exploration, production and development activity and spending patterns by the oil and natural gas exploration and production industry;

•                  a decline in, or substantial volatility of, crude oil and natural gas commodity prices, which generally leads to decreased spending by our customers and negatively impacts drilling and production activity and therefore impacts demand for our services;

•                  a decline in demand for our services, including due to overcapacity and other competitive factors affecting our industry;

•                  pressure on pricing for our core services, including due to competition and industry and/or economic conditions including commodity pricing, which may, impact among other things, our ability to implement price increases or maintain pricing on our core services;

•                  changes in customer requirements in the markets or industries we serve;

•                  the effects of future acquisitions on our business, including our ability to successfully integrate our operations and the costs incurred in doing so;

•                  business growth outpacing the capabilities of our infrastructure;

•                  adverse weather conditions in oil or gas producing regions;

•                  the effect of environmental and other governmental regulations on our operations, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our hydraulic fracturing services;

•                  the incurrence of significant costs and liabilities resulting from our failure to comply, or our compliance with, new or existing environmental regulations or an accidental release of hazardous substances into the environment;

•                  expanding our operations overseas;

•                  the loss of, or inability to attract new, key management personnel;

•                  the loss of, or interruption or delay in operations by, one or more significant customers;

•                  the failure to pay amounts when due, or at all, by one or more significant customers;

•                  a shortage of qualified workers;

•                  the loss of, or interruption or delay in operations by, one or more of our key suppliers;

•                  operating hazards inherent in our industry, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage;

•                  accidental damage to or malfunction of equipment;

•                  an increase in interest rates;

•                  the potential inability to comply with the financial and other covenants in our debt agreements as a result of reduced revenue and financial performance or our inability to raise sufficient funds through assets sales or equity issuances should we need to raise funds through such methods; and

•                  the proposed combination with C&J.

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part I, Item 1A of this Form 10-K and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.                                 Business

Overview

We are a Bermuda exempted company formed on August 6, 2008.  References to “Red Lion,” the “Company,” “we,” “us” or “our” in this report are to Nabors Red Lion Limited, together with our consolidated subsidiaries.  Our principal executive offices are located at Crown House, 4 Par La-Ville Road, Second Floor, Hamilton, HM08, Bermuda, and our main telephone number at that address is (441) 292-1510.  We are currently an indirect wholly owned subsidiary of NIL. See “—Pending Transaction to Combine with C&J Energy Services, Inc.” below.

We are a leading integrated provider of technical pumping, down-hole surveying, fluid logistics and completion, production and rental tool services for major and independent oil and natural gas companies operating in the major oil and natural gas producing regions throughout North America.  We have established a leadership position based on the breadth of our services offering, the quality of our equipment and personnel and our long-standing relationships with customers.  Our assets and operations consist of the C&P Business currently conducted by Nabors.  As of December 31, 2014, the C&P Business comprised Nabors’ existing Completion and Production Services reporting segment.

We provide a broad range of services to our customers across the completion and production phases of an oil or natural gas well. The following table sets forth operating revenue with respect to our operations by geographic area:

	2014	2013	2012
	(In thousands)
U.S.	$2,144,313	$1,958,096	$2,313,925
Canada	109,034	118,832	141,863
Total	$2,253,347	$2,076,928	$2,455,788

Our business is conducted through two operating segments:

Completion Services

The Completion Services segment operated a fleet of 19 pressure pumping crews with a total of approximately 800,000 hydraulic horsepower, 82 cementing units, 42 wireline units and 15 coiled tubing units, as of December 31, 2014. We use this equipment to perform hydraulic fracturing services, a part of the well completion process in which water, sand and chemicals are injected under pressure into subsurface formations to stimulate oil and natural gas production. Other services provided by this segment include perforating the well casing in specified producing zones, stimulating and testing these zones and installing down-hole equipment. For the year ended December 31, 2014, our Completion Services segment generated 54% of our revenues.

The segment consists of the following service lines:

•                  Stimulation Services.  Our fluid-based stimulation services include fracturing and acidizing, which are designed to improve the flow of oil and natural gas from producing zones.

•                  Cementing Services. Our cementing services consist of blending high-grade cement and water with various solid and liquid additives to create a cement slurry. The additives and the properties of the slurry are designed to ensure the proper pump time, compression strength and fluid loss control and vary depending on the well depth, down-hole temperatures and pressures and formation characteristics. Our field engineers develop job design recommendations to achieve desired porosity and bonding characteristics.

•                  Down-Hole Surveying Services. We offer two types of down-hole surveying services-logging and perforating. We supply wireline logging services primarily to open-hole markets and perforating services to cased-hole markets.

•                  Coiled Tubing Services. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, formation stimulation utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications.

The following table sets forth the type, number and location of the completion services equipment we operated at December 31, 2014:

	Frac crews	Cementing units	Wireline units	Coiled tubing units
Ark-La-Tex	—	—	—	—
Rocky Mountains	7	9	10	1
Mid-Continent	1	8	11	—
South Texas	2	7	—	1
Gulf Coast	—	4	—	—
West Texas	5	4	6	12
Northeast	4	38	13	—
West	—	12	2	1
Total	19	82	42	15

Production Services

The Production Services segment operated a fleet of 543 workover rigs as of December 31, 2014, which are utilized to perform well maintenance and workover services during the production phase of an oil or natural gas well. Well maintenance services are generally performed on a call-out basis and can be completed within 48 hours. The services include the repair and replacement of pumps, sucker rods, tubing and other mechanical apparatuses at the wellsite that are used to pump or lift hydrocarbons from producing wells. We also use our well service rigs to perform plugging services for wells in which the oil and natural gas has been depleted or further production has become uneconomical. Workover services can be utilized to remedy failures, modify well depth and formation penetration to capture hydrocarbons from alternative formations, clean out and recomplete a well when production has declined, repair leaks, or convert a depleted well to an injection well for secondary or enhanced recovery projects. Workovers are typically carried out with a rig that includes standard drilling accessories such as rotary drilling equipment, pumps and tanks for drilling fluids, blowout preventers and other specialized equipment for servicing rigs. The production services segment also operated a fleet of 1,460 fluid services trucks, 5,327 frac tanks and 29 salt water disposal wells as of December 31, 2014, which supply, store, remove and dispose of specialized fluids utilized in completion and workover operations and are used in daily operations for producing wells. For the year ended December 31, 2014, our production services segment generated 46% of our revenues.

The segment consists of the following service lines:

•                  Well Servicing.  We provide maintenance, workover, and plug and abandonment services on oil and gas wells.

•                  Fluid Hauling.  The fluid services truck units are used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned by us and to transport drilling and completion fluids to and from well locations. Following the completion of fracturing operations by customers, fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the wellsite to disposal wells.

•                  Equipment Rental.  This equipment is used by oilfield operators to store various fluids at the wellsite, including fresh water, brine and acid for frac jobs, flowback, temporary production and mud storage. Frac tanks are used during all phases of the life of a producing well.

•                  Salt Water Disposal Wells.  We operate a network of permitted salt water disposal wells. These injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. Our transport trucks frequently transport fluids that are disposed of in these salt water disposal wells. The salt water disposal wells are strategically located in close proximity to the producing wells of our customers.

The following table sets forth the type, number and location of the production services equipment we operated at December 31, 2014:

	Rigs	Fluid services trucks	Frac tanks	SWD wells	Coiled tubing workover units
Ark-La-Tex	15	119	274	7	—
Rocky Mountains	76	61	322	2	—
Mid-Continent	35	96	447	5	—
South Texas	25	218	492	3	—
Gulf Coast	—	—	—	—	—
West Texas	106	328	1,271	12	—
Northeast	7	100	597	—	—
West	181	538	1,924	—	15
Canada	98	—	—	—	—
Total	543	1,460	5,327	29	15

Pursuant to and in accordance with the terms and conditions of the Separation Agreement dated as of June 25, 2014, by and between NIL and us, as amended by Amendment No. 1 to the Separation Agreement, dated as of February 6, 2015, by and between NIL and us (the “Separation Agreement”), NIL separated the C&P Business from Nabors’ other businesses, and has caused us and our subsidiaries to retain the C&P Business, while the remaining businesses of Nabors, including the drilling and rig services businesses, were transferred from us and our subsidiaries to other NIL subsidiaries (the “Separation”). The Separation occurred in October 2014, resulting in our divesting the remaining businesses of Nabors. As such, as of December 31, 2014 and currently, our operations and expenses are only associated with the C&P Business. We expect that, prior to the end of the first quarter of 2015, Nabors CJ Merger Co., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), will merge with and into C&J, with C&J surviving the merger as our wholly owned subsidiary (the “Merger”), pursuant to and in accordance with the terms and conditions of the Agreement and Plan of Merger dated as of June 25, 2014, by and among NIL, us, Merger Sub, CJ Holding Co., a Delaware corporation and our wholly owned subsidiary (“USHC”) and C&J, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 6, 2015, by and among NIL, us, Merger Sub, USHC and C&J (the “Merger Agreement”). In the Merger, each share of C&J common stock (other than shares owned by C&J or Merger Sub) will be converted into the right to receive one of our common shares. Upon completion of the Merger, we will be renamed C&J Energy Services Ltd., and we anticipate that our common shares will be traded on the New York Stock Exchange under the ticker symbol “CJES.” As a result, the business and financial information included in this Annual Report on Form 10-K excludes any information related to Red Lion’s drilling and rig services business, as well as any other business not owned by Red Lion following completion of the Separation, as those activities are reflected as discontinued operations.

Our Strategies

We believe that we are well-positioned to capitalize on our strengths and execute our strategy based on the following objectives:

•                  Maintain and Expand Market Leadership in Core Completion and Production Services.  We believe we are a market leader in many of the regions in which we provide services and we constantly invest in new assets and redeploy and upgrade existing assets as market demand warrants. Our growth continues to be focused towards opportunities in our North America target market, which maintain or incrementally improve our market share, margin and cash flow objectives. Our strong performance on jobs in the field often leads to expansion opportunities. Since field operating performance is one of our customers’ key decision criteria when selecting a service provider, we strive to provide services and equipment that perform at standards that exceed those of our competitors.

•                  Expand Sales to Existing Customers.  Currently, only four of our top 10 customers use both our completion and production services operations even though all of these customers require both completion and production services. As a result, we believe we have a meaningful opportunity to increase our penetration of customers that are primarily served by only one of these two segments. Our current network of facilities gives us a market presence in the major hydrocarbon basins. As a result, by augmenting existing yards, offices, management and systems with additional service lines, we can expand our service breadth often without the time and expense normally associated with a greenfield expansion. Our services span the needs of a well from completion through end of life. The development of unconventional resources, which has been the primary focus of our customers in recent years, requires increasingly intensive stimulation and related services. In addition to services required to bring wells on production, flowing wells require periodic maintenance and potentially recompletion and workover. Once an operator decides a well is no longer economically viable, we provide the services to plug and abandon the well.

•                  Perform as an Efficient, Low-Cost Service Provider.  We maintain an organizational structure and asset base that allows us to be an efficient, low-cost service provider in the industry, which we believe allows us to maintain significant operating flexibility and maximize our earnings and cash flow over the entire business cycle. At the same time, we continue to realize benefits and expense reductions from combining the completion and production services segments under a single organization. We believe we have additional opportunities to integrate field operations and realize reductions to our costs at that level. Our broad service portfolio enables us to maintain asset utilization at higher levels than if we were operating in fewer service lines. We intend to capitalize on these capabilities to offer competitive prices to our customers, while optimizing our returns on investment by redeploying existing equipment and resources into their highest return opportunities.

Pending Transaction to Combine with C&J Energy Services, Inc.

On June 25, 2014, we entered the Merger Agreement, pursuant to which and subject to the terms thereof, Merger Sub will merge with and into C&J with C&J surviving as our wholly owned subsidiary. The transactions contemplated by the Merger Agreement, Separation Agreement and the other agreements contemplated thereby are collectively referred to as the “Pending C&J Transaction.”

In the Merger, each share of C&J common stock (other than shares owned by C&J or Merger Sub) will be converted into the right to receive one Red Lion common share. It is currently expected that, immediately following the closing of the Merger (the “Closing”), former C&J stockholders will own approximately 47% of our issued and outstanding common shares and NIL or one of its wholly owned subsidiaries will own approximately 53% of our issued and outstanding common shares. At Closing, our authorized share capital will consist of 750 million common shares and 50 million preferred shares.  When the Merger is completed, we will be renamed C&J Energy Services Ltd., and our common shares will be listed on the NYSE under the ticker symbol “CJES.”

Certain of our subsidiaries have issued intercompany notes with an aggregate face amount of approximately $938 million (the “Notes”) to other subsidiaries of NIL in connection with the Separation. Pursuant to the Separation Agreement, on March 20, 2015, Nabors contributed a portion of the Notes to us and our subsidiaries repaid a portion of the Notes, such that the remaining balance owed under the Notes following such contribution and repayment was approximately $688 million. The portion of the Notes not previously contributed to us by Nabors or paid by our subsidiaries will be repaid in connection with the Closing, resulting in a cash payment to NIL or one of its subsidiaries of approximately $688 million. C&J has obtained commitments from certain financial institutions to provide debt financing to us and/or certain of our subsidiaries in an amount sufficient to fund the repayment of the Notes at Closing.

The Closing is subject to customary closing conditions, including, among others, (1) the consummation of the Separation in accordance with the Separation Agreement (which was completed in October 2014), (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”, which termination occurred on July 28, 2014), (3) approval by C&J’s stockholders (which was satisfied on March 20, 2015), (4) the registration statement on Form S-4 (the “Form S-4”) used to register our common shares to be issued in the Merger being declared effective by the U.S. Securities and Exchange Commission (the “SEC”) (which effectiveness was granted on February 13, 2015), (5) the approval for listing on the

NYSE of our common shares to be issued in the Merger (which application for listing was approved on March 19, 2015), (6) subject to specified materiality standards, the accuracy of the representations and warranties of, and the performance of all covenants in the Merger Agreement, Separation Agreement and related closing documents by, the parties thereto, (7) the absence of a material adverse effect as defined in the Merger Agreement with respect to each of C&J and us, (8) the availability of the proceeds of the debt financing to effect the repayment of the Notes, (9) the receipt of consents, approvals and other deliverables with respect to certain agreements of C&J (which have been obtained), (10) the receipt by NIL of an opinion from its counsel to the effect that certain distributions made pursuant to the Separation Agreement should qualify as distributions to which Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”) applies, subject to the application of Section 355(d) of the Code, (11) the receipt by C&J of an opinion from its counsel to the effect that it is more likely than not that (i) the Merger qualifies as a reorganization within the meaning of Section 368(a) of the Code and (ii) we qualify as a corporation within the meaning of Section 367(a) of the Code and (12) the absence of temporary restraining order, preliminary or permanent injunction or other order or judgment or any governmental authority of competent jurisdiction enjoining or prohibiting the consummation of the Merger.

We currently expect the Closing to occur in March 2015, subject to the satisfaction or waiver of the above closing conditions. There can be no assurance as to whether or when the Closing will occur.

Competition

The industry in which we operate is highly competitive due to the large number of market participants. In our geographic markets, we believe price and the availability and condition of equipment are the most significant factors in determining which contractor is awarded a job. Other factors include the availability of trained personnel possessing the required specialized skills, the overall quality of service and safety record and the ability to offer ancillary services.

Certain competitors are present in more than one of our operating regions, although no one competitor operates in all of these areas. In providing our production services, we compete with Basic Energy Services, Inc., Key Energy Services, Inc., Superior Energy Services, Inc. (formerly Complete Energy Services, Inc.), Forbes Energy Services Ltd. and numerous other competitors having smaller regional or local rig operations. In providing our completion services, we compete with large operators such as Halliburton, Baker Hughes, Weatherford International Ltd., Schlumberger Limited and FTS International Services LLC, smaller companies such as RPC, Inc. and other small and mid-sized independent contractors, and major oilfield services companies with operations outside of the United States.

Customers

Our customers include major national and independent oil and gas companies. One customer individually accounted for 11% of our consolidated revenues in 2014.  Two customers individually accounted for 14%, and 11% of our consolidated revenues in 2013.  Sales are generated by our sales force and through referral from existing customers. We monitor closely the financial condition of these customers, their capital expenditure plans and other indications of their drilling, completion and production services or delivering equipment.

Employees

As of March 19, 2015, we employed approximately 6,500 personnel.  We believe our relationship with our employees is generally good.

Seasonality

Our business in the United States is subject to seasonal variations as a result of weather conditions, holidays, and shorter daylight hours in the first and fourth quarters. In addition, our completion services located in the Appalachian, Mid-Continent and Rocky Mountain regions of the United States can be adversely affected by seasonal weather conditions, primarily in the spring, as many municipalities impose weight restrictions on the paved roads leading to our jobsites due to the muddy conditions caused by spring thaws. Our Canadian operations are subject to seasonal variations as a result of weather conditions and generally experience reduced levels of activity and financial results during the second quarter of each year. Our overall financial results reflect the seasonal variations experienced in these operations.

Intellectual Property

We seek patent and trademark protections for our technology when we deem it prudent, and we aggressively pursue protection of these rights. We believe our patents and trademarks are adequate for the conduct of our business and that no single patent or trademark is critical to our business. In addition, we rely to a great extent on the technical expertise and know-how of our personnel to maintain our competitive position.

Insurance

Our operations are subject to many hazards inherent in the workover, well-servicing and pressure pumping industries, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage and damage to the property of others.

Accidents may occur and we may be unable to obtain desired contractual indemnities, and our insurance may prove inadequate in certain cases. The occurrence of an event not fully insured or indemnified against, or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, insurance may not be available to cover any or all of these risks. Even if available, insurance may be inadequate or insurance premiums or other costs may rise significantly in the future, making such insurance prohibitively expensive. We expect to continue to face upward pressure in our insurance renewals; our premiums and deductibles may be higher, and some insurance coverage may either be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize our overall costs.

Environmental and Other Regulatory Matters

We are significantly affected by stringent and complex federal, state and local laws and regulations governing the emission or discharge of substances into the environment, protection of the environment and worker health and safety. Any failure by us to comply with such environmental and occupational health and safety laws and regulations may result in governmental authorities taking actions against our business that could adversely impact our operations and financial condition, including the following:

•                  issuance of administrative, civil and criminal penalties;

•                  modification, denial or revocation of permits or other authorizations;

•                  imposition of limitations on our operations; and

•                  performance of site investigatory, remedial or other corrective actions.

As part of our business, we handle, transport and dispose of a variety of fluids and substances used by our customers in connection with their oil and natural gas exploration and production activities. We also generate and dispose of nonhazardous and hazardous wastes. Such activities are subject to strict regulation for the prevention of oil spills and release of hazardous substances, and can lead to liability for removal costs and natural resource, real or personal property and certain economic damages arising from any spills. The generation, handling, transportation and disposal of these fluids, substances and wastes are regulated by a number of laws, including the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act, the U.S. federal Safe Drinking Water Act, as amended (“SDWA”), and analogous state laws. Failure to properly handle, transport or dispose of these materials or otherwise conduct our operations in accordance with these and other environmental laws could expose us to liability for governmental penalties, third-party claims, cleanup costs associated with releases of such materials, damages to natural resources and other damages, as well as potentially impair our ability to conduct our operations. Moreover, certain of these environmental laws impose joint and several, strict liability even though our conduct in performing such activities was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties was the basis for such liability. In addition, environmental laws and regulations are subject to frequent change and if existing laws, regulatory requirements or enforcement policies were to change in the future, we may be required to make significant unanticipated capital and operating expenditures.

Changes in environmental laws and regulations may also negatively impact the operations of oil and natural gas exploration and production companies, which in turn could have an adverse effect on our business. For example, legislation has been proposed from time to time in the U.S. Congress that would reclassify some oil and natural gas production wastes as hazardous wastes under RCRA, which would make the reclassified wastes subject to more stringent and costly handling, disposal and clean-up requirements. In addition, the Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the leasing of offshore oil and gas production sites. If existing laws, regulatory requirements or enforcement policies were to change in the future, we may be required to make significant unanticipated capital and operating expenditures.

Hydraulic Fracturing

Our completion services include hydraulic fracturing, a process sometimes used in the completion of oil and gas wells, whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and oil production. Hydraulic fracturing typically is regulated by state oil and natural gas commissions; however, the U.S. Environmental Protection Agency (“EPA”) has asserted federal regulatory authority pursuant to the SDWA, over certain hydraulic fracturing activities involving the use of diesel fuel. In 2012, the EPA also promulgated new rules establishing new air emission controls for oil and gas production and natural gas processing operations. More recently, in May 2014, the EPA issued an advanced notice of proposed rulemaking regarding the agency’s intent to develop regulations under the Toxic Substances and Control Act related to the disclosure of chemicals used in hydraulic fracturing. The EPA is also conducting a study of the potential environmental impacts from hydraulic fracturing on drinking water resources and developing rules on effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities, both which are expected for publication in early 2015. In addition, the federal Bureau of Land Management finalized new regulations in March 2015 on hydraulic fracturing conducted on federal lands, including the disclosure of chemical additives used; the regulations are already subject to legal challenge. In 2011, the U.S. Department of Energy released a report on hydraulic fracturing, recommending the implementation of a variety of measures to reduce the environmental impacts from shale-gas production. In addition, there has been public opposition to hydraulic fracturing. As a result, there have been legislative initiatives to regulate hydraulic fracturing under the SDWA or under newly established legislation. From time to time, legislation has also been introduced in the U.S. Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require the disclosure of chemicals used in the hydraulic fracturing process. In addition, various states and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure requirements and temporary or permanent bans. For example, Texas has adopted legislation that requires the public disclosure of information regarding the substances used in the hydraulic fracturing process, and, on December 17, 2014, the State of New York announced a ban on hydraulic fracturing due to public health and environmental concerns identified in its several years study. In addition, municipalities in Colorado and several other states have adopted or are in the process of adopting ordinances restricting or prohibiting hydraulic fracturing within their jurisdictions. New or further changes in laws and regulations imposing reporting obligations on, or otherwise banning or limiting, the hydraulic fracturing process could make it more difficult for our customers to complete oil and natural gas wells in shale formations, and lead to operational delays, increased costs of regulatory compliance or in exploration and production, which in turn could adversely affect our business and the demand for fracturing services.

Climate Change

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act including one that requires a reduction in emissions of GHGs from motor vehicles and another that requires certain construction and operating permit reviews for GHG emissions from certain large stationary sources. The EPA has also adopted rules requiring the monitoring and reporting of GHGs from specified GHG emission sources, including, among others, certain oil and natural gas production facilities, on an annual basis. Further, the EPA recently proposed strict regulations with respect to GHG emissions from certain new and existing power plants. In addition to the EPA, the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions or major producers of fuels, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal. Future or more stringent regulation could dramatically increase operating costs for oil and natural gas companies and could reduce the market for our services by making wells and/or oilfields uneconomical to operate.

We do not currently anticipate that compliance with currently applicable environmental regulations and controls will significantly change our competitive position, capital spending or earnings during 2015. We believe we are in material compliance with applicable environmental rules and regulations, and the cost of such compliance is not material to our business or financial condition.

Safety Program

Our operations involve the operation of heavy and powerful equipment which can result in serious injuries to our employees and third parties and substantial damage to property. We have comprehensive safety and training programs designed to minimize accidents in the workplace and improve the efficiency of our operations. In addition, many of our larger customers now place greater emphasis on safety and quality management programs of their contractors. We believe that these factors will gain further importance in the future. We have directed substantial resources toward employee safety and quality management training programs as well as our employee review process.

Company-mandated policies and procedures provide the overall framework to ensure our operations minimize the hazards inherent in our work and are intended to meet regulatory requirements, while allowing our field operations to satisfy customer-mandated policies and local needs and practices.

Item 1A.                        Risk Factors

We face many challenges and risks in the industry in which we operate. You should carefully consider each of the following risk factors and all of the other information set forth in this Form 10-K, including under the section titled “Cautionary Note Regarding Forward-Looking Statements” and our other reports we may file with the SEC from time to time, and the documents and other information incorporated by reference herein and therein, for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. The risks and uncertainties described are not the only ones we face. Additional risk factors not presently known to us or which we currently consider immaterial may also adversely affect our business, financial condition or future results. If any of these risks were actually to occur, our business, financial condition or results of operations could be materially adversely affected.

Risks Relating to Our Business

Our business is cyclical and dependent upon conditions in the oil and natural gas industry, which impact the level of exploration, development and production of oil and natural gas and capital expenditures by oil and natural gas companies. Our customers’ willingness to undertake exploration and production activities depends largely upon prevailing industry conditions that are influenced by numerous factors which are beyond our control. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We depend on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas. If these expenditures decline, our business may suffer. The oil and gas industry has traditionally been volatile, is highly sensitive to supply and demand cycles and is influenced by a combination of long-term, short-term and cyclical trends. Our customers’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, such as:

•                  the supply of and demand for oil and natural gas, including current natural gas storage capacity and usage;

•                  the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil;

•                  the current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices;

•                  the supply of and demand for hydraulic fracturing and other well service equipment in the United States;

•                  the cost of exploring for, developing, producing and delivering oil and natural gas;

•                  public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;

•                  the expected rates of decline of current oil and natural gas production;

•                  lead times associated with acquiring equipment and products and availability of personnel;

•                  regulation of drilling activity;

•                  the discovery and development rates of new oil and natural gas reserves;

•                  available pipeline and other transportation capacity;

•                  weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area;

•                  political instability in oil and natural gas producing countries;

•                  domestic and worldwide economic conditions;

•                  technical advances affecting energy consumption;

•                  the price and availability of alternative fuels; and

•                  merger and divestiture activity among oil and natural gas producers.

Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) generally leads to decreased spending by our customers, which in turn negatively impacts exploration, development and production activity. In particular, the demand for new or existing field drilling and completion work is driven by available investment capital for such work. When these capital investments decline, our customers’ demand for our services declines. Because these types of services can be easily “started” and “stopped,” and oil and natural gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we typically experience a more rapid decline in demand for our services during periods of volatility in prices compared with demand for other types of energy services. While higher oil and natural gas prices generally lead to increased spending by our customers, sustained high energy prices can be an impediment to economic growth, and can therefore negatively impact spending by our customers. Any negative impact on the spending patterns of our customers may cause lower pricing and utilization for our core service lines, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Spending by exploration and production companies can also be impacted by conditions in the capital markets. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause exploration and production companies to make additional reductions to capital budgets in the future even if oil and natural gas prices are higher than historical norms. Any such cuts in spending may curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, and the rates we can charge and the utilization of our assets. Moreover, reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves, in our market areas, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could also have a material adverse impact on our business, even in a stronger oil and natural gas price environment.

We may be unable to implement price increases or maintain existing prices on our core services.

Pressure on pricing for our hydraulic fracturing and other core services, including due to competition and industry and/or economic conditions, may impact, among other things, our ability to implement price increases or maintain pricing on our core services. We operate in a very competitive industry and, as a result, we may not always be successful in raising, or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity, including hydraulic fracturing equipment and coiled tubing units, may enter the market, which also puts pressure on the pricing of our services and limits our ability to increase or maintain prices. Furthermore, during periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further adversely affect our profitability.

Volatility in oil and natural gas prices can also impact our customers’ activity levels, which may indirectly limit our ability to increase or maintain prices. Current energy prices are important contributors to cash flow for our customers and their ability to fund exploration and development activities. Over the past several months, oil prices have declined significantly due in large part to increasing supplies, weakening demand growth and the decision by OPEC not to cut production. Expectations about future prices and price volatility are important for determining future spending levels by our customers.

Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset such rising costs. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our prices or to increase our prices as costs increase could have a material adverse effect on our business, financial position and results of operations.

Delays in deliveries of key raw materials or increases in the cost of key raw materials could harm our business, results of operations and financial condition.

We have established relationships with a limited number of suppliers of our raw materials and finished products. Should any of our current suppliers be unable to provide the necessary raw materials or finished products or otherwise fail to deliver the products in a timely manner and in the quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, increasing costs of certain raw materials may negatively impact demand for our services or the profitability of our business operations. In the past, our industry faced sporadic proppant shortages associated with hydraulic fracturing operations requiring work stoppages, which adversely impacted the operating results of several competitors. We may not be able to mitigate any future shortages of raw materials, including proppants.

Weather conditions could materially impair our business.

Our operations may be adversely affected by severe weather events and natural disasters. Furthermore, our customers’ operations may be adversely affected by seasonal weather conditions. For example, hurricanes, tropical storms, heavy snow, ice or rain may result in customer delays and other disruptions to our services. Repercussions of severe weather conditions may include:

•                  curtailment of services;

•                  weather-related damage to facilities and equipment, resulting in suspension of operations;

•                  inability to deliver equipment, personnel and products to job sites in accordance with contract schedules;

•                  increase in the price of insurance; and

•                  loss of productivity.

These constraints could also delay our operations, reduce our revenue and materially increase our operating and capital costs.

We may be unable to employ a sufficient number of skilled and qualified workers.

The delivery of our services and products requires personnel with specialized skills and experience who can perform physically demanding work. As a result of the volatility in the energy service industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a different work environment. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. At times, demand for skilled workers in our geographic area of operations is high, and the supply is limited. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we pay, or both. If either of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

Fluctuations in oil and natural gas prices could adversely affect completion and production activities by oil and natural gas companies and our revenues, cash flows and profitability.

The demand for our services depends on the level of spending by oil and gas companies for completion and production activities. Both short-term and long-term trends in oil and natural gas prices affect these levels. Oil and natural gas prices, as well as the level of completion and production activities, historically have been extremely volatile and are expected to continue to be highly volatile.  For example, within the past year, oil prices were as high as $107 per barrel and have been as low as $42 per barrel. Worldwide military, political and economic events, including initiatives by OPEC, affect both the demand for, and the supply of, oil and natural gas. Weather conditions, governmental regulation (both in the United States and elsewhere), levels of consumer demand, the availability of pipeline capacity and other factors beyond our control may also affect the supply of, demand for, and price of oil and natural gas. Lower oil and natural gas prices have caused some of our customers to terminate, seek to renegotiate or fail to honor their contracts and affected the fair market value of our rig fleet, which in turn has resulted in impairments of assets. A sustained or further decline in oil and natural gas prices could adversely impact our cash forecast models used to determine whether the carrying value of our long-lived assets exceed our future cash flows, which could result in future impairment to our long-lived assets. A prolonged period of lower oil and natural gas prices could affect our ability to retain skilled rig personnel and affect our ability to access capital to finance and grow our business. There can be no assurances as to the future level of demand for our services or future conditions in the oil and natural gas and oilfield services industries.

We operate in a highly competitive industry with significant excess capacity, which may adversely affect our results of operations.

The oilfield services industry is very competitive. Oilfield services companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Completion and well servicing equipment, such as hydraulic fracturing fleets and workover and well-servicing rigs, can be moved from one region to another in response to changes in levels of activity and market conditions, which may result in an oversupply of equipment in an area. In many markets where we operate, the number of rigs available for use exceeds the demand for rigs, resulting in price competition. In recent years, the ability to deliver rigs with new technology and features can determine which contractor is awarded a job, which requires continued technology advancement. The land drilling market generally is more competitive than the offshore drilling market because there are a greater number of rigs and competitors.

New technology may hurt our competitive position.

The energy service industry is subject to the introduction of new completion techniques and services using new technologies, some of which may be subject to patent protection. As competitors and others use or develop new technologies or technologies comparable to ours in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies before we can. Additionally, we may be unable to implement new technologies or products at all, on a timely basis or at an acceptable cost. Limits on our ability to effectively use or implement new technologies may have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to hazards inherent in the energy services industry. The nature of our operations presents hazards and other inherent risks of loss that could adversely affect our results of operations.

Our operations are subject to many hazards inherent in the oilfield services industry, particularly with respect to the workover, well-servicing and pressure pumping industries, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage and damage to the property of others.

Accidents may occur, we may be unable to obtain desired contractual indemnities, and our insurance may prove inadequate in certain cases. The occurrence of an event not fully insured or indemnified against, or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, insurance may not be available to cover any or all of these risks. Even if available, insurance may be inadequate or insurance premiums or other costs may rise significantly in the future making insurance prohibitively expensive. We expect to continue facing upward pricing pressure in our insurance renewals; our premiums and deductibles may be higher, and some insurance coverage may either be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize our overall costs.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect demand for our support services.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We commonly perform hydraulic fracturing services for our customers. Hydraulic fracturing typically is regulated by state oil and natural gas commissions; however, the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuel and issued permitting guidance in February 2014 that applies to such activities. In 2012, the EPA also promulgated new rules establishing new air emission controls for oil and gas production and natural gas processing operations. Also, in May 2014, the EPA issued an advanced notice of proposed rulemaking regarding the agency’s intent to develop regulations under the Toxic Substances and Control Act related to the disclosure of chemicals used in hydraulic fracturing. The EPA is also conducting a study of the potential environmental impacts from hydraulic fracturing on drinking water resources and developing rules on effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities, both which are expected for publication in early 2015. In addition, the federal Bureau of Land Management finalized new regulations in March 2015 on hydraulic fracturing conducted on federal lands, including the disclosure of chemical additives used; the regulations are already subject to legal challenge. In 2011, the U.S. Department of Energy released a report on hydraulic fracturing, recommending the implementation of a variety of measures to reduce the environmental impacts from shale-gas production.  In addition, from time to time, legislation has been introduced before the U.S. Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. Further, there has been public opposition to hydraulic fracturing, which could lead to legal changes and additional legislative or regulatory initiatives.

Certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices and the EPA is performing a study of the potential environmental effects of hydraulic fracturing on drinking water resources. The EPA’s study includes 18 separate research projects addressing topics such as water acquisition, chemical mixing, well injection, flowback and produced water and wastewater treatment and disposal. The EPA has indicated that it expects to issue its study report sometime in 2015. The EPA is also developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. Depending on their results, these studies could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs.

In addition, various state and local governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure requirements and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as certain watersheds. For example, Texas has adopted legislation that requires the public disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas and to the public, whereas, on December 17, 2014, the State of New York announced that hydraulic fracturing will be banned due to public health and environmental concerns identified in its several year study. In addition, municipalities in Colorado and several other states have adopted or are in the process of adopting ordinances restricting or prohibiting hydraulic fracturing within their jurisdictions. The widespread adoption of ordinances limiting hydraulic fracturing could adversely affect our business.

The adoption of new laws or regulations imposing reporting obligations on, or otherwise banning or limiting, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells in shale formations, increase costs of regulatory compliance and adversely affect the hydraulic fracturing services that we render for our exploration and production customers. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA or other regulatory agencies, fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in cost, which could adversely affect our business and results of operations.

Climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for our services.

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act including one that requires a reduction in emissions of GHGs from motor vehicles and another that requires certain construction and operating permit reviews for GHG emissions from certain large stationary sources. The EPA has also adopted rules requiring the monitoring and reporting of GHGs from specified GHG emission sources, including, among others, certain oil and natural gas production facilities, on an annual basis. Further, the EPA recently proposed strict regulations with respect to GHG emissions from certain new and existing power plants. In addition to the EPA, the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs operate by requiring major sources of emissions or major producers of fuels, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

Any new federal, regional or state restrictions on emissions of GHGs that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions on our customers. Such legislation could potentially make our customers’ products more expensive and thus reduce demand for them, which could have a material adverse effect on us and demand for our services. Finally, some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our results of operations.

We are subject to extensive and costly environmental and occupational health and safety laws and regulations that may require us to take actions that will adversely affect our results of operations.

We are significantly affected by stringent and complex federal, state and local laws and regulations governing the emission or discharge of substances into the environment, protection of the environment and worker health and safety. Any failure by us to comply with such environmental and occupational health and safety laws and regulations may result in governmental authorities taking actions against us that could adversely impact our operations and financial condition, including the following:

•                  issuance of administrative, civil and criminal penalties;

•                  modification, denial or revocation of permits or other authorizations;

•                  imposition of limitations on our operations; and

•                  performance of site investigatory, remedial or other corrective actions.

As part of our business, we handle, transport and dispose of a variety of fluids and substances used by our customers in connection with their oil and natural gas exploration and production activities. We also generate and dispose of nonhazardous and hazardous wastes. Such activities are subject to strict regulation for the prevention of oil spills and release of hazardous substances, and can lead to liability for removal costs and natural resource, real or personal property and certain economic damages arising from any spills. The generation, handling, transportation and disposal of these fluids, substances and wastes are regulated by a number of laws, including the Comprehensive Environmental Response, Compensation and Liability Act, the RCRA, the Clean Water Act, SDWA and analogous state laws. Failure to properly handle, transport or dispose of these materials or otherwise conduct our operations in accordance with these and other environmental laws could expose us to liability for governmental penalties, third-party claims, cleanup costs associated with releases of such materials, damages to natural resources and other damages, as well as potentially impair our ability to conduct our operations. Moreover, certain of these environmental laws impose joint and several strict liability, even though our conduct in performing such activities was lawful at the time it occurred or the liability was the result of the conduct of, or conditions caused by, prior operators or other third parties.

In addition, environmental laws and regulations are subject to frequent change. Changes in environmental laws may also negatively impact the operations of oil and natural gas exploration and production companies, which in turn could have an adverse effect on our business. For example, legislation has been proposed from time to time in the U.S. Congress that would reclassify some oil and natural gas production wastes as hazardous wastes under RCRA, which would make the reclassified wastes subject to more stringent and costly handling, disposal and clean-up requirements. In addition, the Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the leasing of offshore oil and gas production sites. If existing laws, regulatory requirements or enforcement policies were to change in the future, we may be required to make significant unanticipated capital and operating expenditures.

More stringent trucking regulations may increase our costs and negatively impact our results of operations.

As part of the services we provide, we operate as a motor carrier and therefore we are subject to regulation by the U.S. Department of Transportation (“DOT”) and by other various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety and hazardous materials labeling, placarding and marking. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. In addition, the trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive in any specific period, require on board black box recorder devices or limits on vehicle weight and size.

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. To a large degree, intrastate motor carrier operations are subject to state safety regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state or local taxes, including taxes on motor fuels, which may increase the our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.

Legal proceedings could affect our financial condition and results of operations.

We are subject to legal proceedings and governmental investigations from time to time that include employment, tort, intellectual property and other claims and purported class action and shareholder derivative actions. From time to time, we are also subject to complaints and allegations of violations of employment-related laws by former, current or prospective employees.

Lawsuits or claims could result in decisions against us that could have an adverse effect on our financial condition or results of operations.

Our profitability could be adversely affected by turmoil in the global financial markets.

Changes in general financial and political conditions may negatively impact our business, financial condition, results of operations and cash flows in ways we cannot predict. If global markets and economic conditions deteriorate in the future, there could be a material adverse impact on our liquidity and those of our customers and other worldwide business partners.

Risks Related to the Merger

The Merger is subject to customary approvals and conditions which may adversely impact the timing of the transaction and our ability to consummate the transaction.

The Merger is subject to customary approvals and conditions, many of which are outside of our control, including, among others, the availability of the proceeds of the debt financing to effect the cash payment to NIL in connection with the Closing. We expect that the Closing will occur in March 2015 following the special meeting of C&J stockholders held on March 20, 2015; however, we cannot assure you that the Merger will be consummated within the anticipated timeframe or at all, including as the result of regulatory, market or other factors. Further, any delay in the consummation of the Merger could cause the combined company not to realize all or some of the synergies that we expect to achieve if the Merger is successfully completed within its expected timeframe and could result in additional transaction costs or other effects associated with uncertainty about the Merger, which may adversely impact our ability to realize the anticipated benefits of the transaction.

A lawsuit has been filed challenging the Merger, and any injunctive relief or adverse judgment for rescission or money damages could delay or prevent the Merger from being completed or could have a material adverse effect on us following the Merger.

On July 30, 2014, NIL and we, along with C&J and the C&J board of directors, were sued by an alleged C&J stockholder in a putative shareholder class action filed on behalf of the C&J stockholders.  The lawsuit is styled City of Miami General Employees’ and Sanitation Employees’ Retirement Trust, et al. v. C&J Energy Services, Inc., et al.; C.A. No. 9980-VCN, in the Court of Chancery of the State of Delaware (the “Court of Chancery”).

The plaintiff alleges that the members of the C&J board of directors breached their fiduciary duties in connection with the Merger, and that we and C&J aided and abetted these alleged breaches. The plaintiff seeks to enjoin the defendants from proceeding with or consummating the Merger and the C&J stockholder meeting for approval of the Merger and, to the extent that the Merger is completed before any relief is granted, to have the Merger rescinded. On November 10, 2014, the plaintiff filed a motion for a preliminary injunction, and, on November 24, 2014, the Court of Chancery entered a bench ruling, followed by a written order on November 25, 2014, that (i) ordered certain members of the C&J board of directors to solicit for a 30 day period alternative proposals to purchase C&J (or a controlling stake in C&J) that are superior to the Merger, and (ii) preliminarily enjoined C&J from holding its stockholder meeting until it complied with the foregoing. C&J complied with the order while it simultaneously pursued an expedited appeal of the Court of Chancery’s order to the Supreme Court of the State of Delaware (the “Delaware Supreme Court”). On December 19, 2014, the Delaware Supreme Court overturned the Court of Chancery’s judgment and vacated the order.

We cannot predict the outcome of this lawsuit or any others that might be filed in the future in connection with the Merger, nor can we predict the amount of time and expense that will be required to resolve such litigation. One of the conditions to the completion of the Merger is that no temporary restraining order, preliminary or permanent injunction or other order or judgment or any governmental authority of competent jurisdiction enjoining or prohibiting the consummation of the Merger be in effect and completion of the Merger is not illegal under any applicable law, rule, regulation or order of any governmental authority of competent jurisdiction, which condition, if not satisfied, could delay or jeopardize the consummation of the Merger. An adverse judgment granting permanent injunctive relief could indefinitely enjoin the Merger, and an adverse judgment for rescission or monetary damages could have a material adverse effect on us following the Merger.

Risks Related to Us After the Pending C&J Transaction

We participate in a capital-intensive industry, and we may not be able to finance future growth of our operations or future acquisitions.

Upon consummation of the Pending C&J Transaction, we expect to have approximately $1.1 billion in total indebtedness, and $520 million available for additional borrowings. Following the Closing, the substantial indebtedness that will be incurred in connection with the Pending C&J Transaction, could limit our operational flexibility, including our ability to finance future growth and adversely affect our operations and financial condition. Additionally, the financial and other restrictive covenants obligations contained in the agreements governing that indebtedness may restrict our operational flexibility and our ability to obtain additional financing to fund growth, working capital or capital expenditures, or to fulfill debt service requirements or other cash requirements.

The successful execution of our growth strategy depends on our ability to generate sufficient cash flows and/or raise additional capital as needed. Our ability to fund future growth depends on our performance, which is impacted by factors beyond our control, including financial, business, economic and other factors, such as potential changes in customer preferences and pressure from competitors. Although we believe we are well positioned to finance our future growth, if we are unable to generate sufficient cash flows or to obtain additional capital on favorable terms or at all, we may be unable continue growing our business or to sustain or increase our current level profitability. Our inability to grow our business may adversely impact our ability to sustain or improve our profits.

We may not realize the anticipated cost synergies and growth opportunities.

We expect that we will realize cost synergies, growth opportunities and other financial and operating benefits as a result of the Pending C&J Transaction. Our success in realizing these cost synergies, growth opportunities and other financial and operating benefits, and the timing of this realization, depends on the successful integration of our business operations with those of C&J. Even if we are able to integrate our business with C&J’s business successfully, we cannot predict with certainty if or when these cost synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from the Pending C&J Transaction may be offset by costs incurred in integrating our business with C&J’s business. Realization of any benefits and cost synergies could be affected by the other risks described in “Risk Factors” and a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, the response of competitors and regulatory developments.

As a wholly owned subsidiary of NIL, we were not required to comply with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002. As a public company with listed equity securities, such requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we will need to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (“SOX”), related regulations of the SEC, including compliance with the reporting requirements of the Exchange Act, and the requirements of the NYSE, which we were not previously required to comply with as a private company. Because our Form S-4 was declared effective by the SEC on February 13, 2015, we are currently subject to, and are in full compliance with, the reporting requirements of the Exchange Act and certain corporate governance provisions of SOX.  We will become subject to NYSE requirements once our common shares are listed on the NYSE upon the completion of the Merger.  Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and may significantly increase our costs and expenses. While combining C&J and our accounting and operations functions, we will need to:

•                  institute a comprehensive compliance function;

•                  design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•                  comply with rules promulgated by the NYSE;

•                  prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•                  establish new internal policies, such as those relating to disclosure controls and procedures and insider trading; and

•                  involve and retain to a greater degree outside counsel and accountants in the above activities.

If our profitability is adversely affected because of these additional costs, it could have a negative effect on our business and results of operations and the trading price of our common shares.

We and our subsidiaries will be required to indemnify NIL for taxes imposed as a result of certain actions taken by us if such actions adversely affect the intended tax treatment of the U.S. Distributions.

The Tax Matters Agreement to be entered into between us and NIL in connection with the Closing (the “Tax Matters Agreement”) prohibits us from taking actions that could cause the U.S. Distributions (as defined in the Tax Matters Agreement) to be taxable. In particular, for two years after the Merger (the “restriction period”), we and our subsidiaries may not take any of the following actions (each, a “restricted action”):

•                  issue our shares, options, warrants or similar interests or such interests of any entity in the chain of Nabors Completion & Production Services Co. (“NCPS”) ownership (including NCPS) (i) to any person in connection with a public offering or a private placement, (a) if such person would be a “ten-percent shareholder” or a “coordinating group” that is treated as a ten-percent shareholder, directly or indirectly, of NCPS (in each case, as defined in U.S. Treasury Regulation Section 1.355-7(h)) or (b) which is taken into account for purposes of Section 355(e) of the Code as a result of pre-Merger actions of C&J, or (ii) as consideration to effect a merger with or acquisition of any entity (or affiliate of such entity) included on a list of entities provided by NIL (the “Prohibited Entities List”);

•                  discontinue the active conduct of our business as conducted prior to the Pending C&J Transaction, or voluntarily dissolve or liquidate (including any action that is treated as a liquidation for U.S. federal income tax purposes) us or any of our subsidiaries that conduct the C&P Business;

•                  sell or dispose of any entity that will be our subsidiary after the Merger and is or will be in the chain of ownership that includes NCPS (including NCPS); or

•                  sell, transfer or otherwise dispose of assets (including stock of subsidiaries) that constitute more than 30% of the consolidated gross assets of NCPS (subject to exceptions for, among other things, ordinary course dispositions and repayments or prepayments of our indebtedness).

If we wish to take any such restricted action, we will be required to cooperate with NIL in obtaining a ruling from the Internal Revenue Service (the “IRS”) or to provide NIL with an unqualified tax opinion, in each case that is reasonably satisfactory to NIL, unless NIL waives this requirement in writing, concluding that such action would not adversely affect the intended tax treatment of the U.S. Distributions. In addition to the foregoing restrictions, we will be required during the restriction period to consult with NIL prior to taking any of the following actions (each, a “consultation action”):

•                  issuing shares, options, warrants or similar interests (other than any such interests (i) issued to a person for the performance of services as an employee, director or independent contractor for us, C&J or any affiliate in a transaction to which Code Section 83 or 421(a) or (b) applies, (ii) that are prohibited from being issued as a restricted action described above or (iii) subject to preemptive rights under our memorandum of association or amended bye-laws);

•                  merging with, or agreeing to be acquired by, an entity that is not on the Prohibited Entities List; or

•                  amending the memorandum of association, bye-laws or certificate of incorporation, or taking any other action affecting the relative voting rights of the capital stock or common shares, of Red Lion or any entity in the chain of NCPS ownership (including NCPS).

Because of these restrictions, we may be limited in the amount of shares that we can issue to make acquisitions or raise additional capital in the two years subsequent to the completion of the Merger, which could have a material adverse effect on our liquidity and financial condition.

If we take (i) a restricted action or (ii) a consultation action that NIL has informed us has a reasonable risk of causing the U.S. Distributions to fail to achieve the intended tax treatment, we generally will be required to indemnify NIL for taxes arising as a result of our taking such restricted action or consultation action. Our obligation to indemnify NIL for taxes resulting from a restricted action is not impaired by NIL’s receipt of an IRS ruling, acceptance of our unqualified tax opinion or waiver of either of these requirements with respect to such restricted action. In addition, our indemnification obligation could discourage or prevent a third party from making a proposal to acquire us or our subsidiaries after the Merger that is or will be in the chain of ownership that includes NCPS (including NCPS) during the restriction period.

If Nabors consolidated U.S. federal income tax group were to recognize gain on the U.S. Distributions for reasons not related to our taking a restricted action or a consultation action as described in the previous paragraph, NIL would be responsible for any resulting taxes and would not be entitled to be indemnified under the Tax Matters Agreement for any taxes imposed on such gain. Pursuant to the Code and the U.S. Treasury Regulations thereunder, each member of the Nabors consolidated U.S. federal income tax group (including NCPS) would be severally liable for such taxes. As a result, to the extent NIL is unable to pay such taxes, the IRS may seek payment from NCPS. Under the Tax Matters Agreement, NIL is required to indemnify us if the IRS collects such taxes from NCPS. However, there can be no assurance that NIL would be able to fulfill its obligations under the Tax Matters Agreement if NIL was determined to be responsible thereunder.

The substantial indebtedness that will be incurred by us and our subsidiaries in connection with the Pending C&J Transaction could adversely affect our operations and financial condition after the Pending C&J Transaction.

We and our subsidiaries may incur up to $1.625 billion of indebtedness in connection with the Pending C&J Transaction and related financing transactions. On a pro forma basis after giving effect to the Pending C&J Transaction and the financings provided for in the new Senior Secured Credit Agreement by and among us, USHC, certain of our subsidiaries from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (the “Senior Secured Credit Agreement”), we would have a total of approximately $1.1 billion of debt outstanding but would still have the ability to incur additional debt under our new Senior Secured Credit Agreement in the amount of $520 million.

Our and our subsidiaries’ indebtedness could have negative consequences to us after the Pending C&J Transaction, such as:

•                  requiring us to dedicate a substantial portion of our cash flow from operating activities to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts, potential strategic acquisitions and other general corporate purposes;

•                  limiting our ability to obtain additional financing to fund growth, working capital or capital expenditures, or to fulfill debt service requirements or other cash requirements;

•                  increasing our vulnerability to economic downturns and changing market conditions;

•                  placing us at a competitive disadvantage relative to competitors that have less debt;

•                  to the extent that our debt is subject to floating interest rates, increasing our vulnerability to fluctuations in market interest rates; and

•                  limiting our ability to buy back our common shares or pay cash dividends.

We may not be able to service our debt obligations in accordance with their terms after the Pending C&J Transaction.

Our ability to meet our expense and debt service obligations contained in the agreements governing our indebtedness will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors. Should our revenues decline after the Pending C&J Transaction, we may not be able to generate sufficient cash flow to pay our debt service obligations when due. If we are unable to meet our debt service obligations after the Pending C&J Transaction or should we fail to comply with our financial and other restrictive covenants, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all. Our inability to refinance our debt or access the capital markets could have a material adverse effect on our financial condition and results from operations after the Pending C&J Transaction.

We will be subject to restrictive debt covenants after the Pending C&J Transaction, which may restrict our operational flexibility.

Under the new Senior Secured Credit Agreement, we and our subsidiaries may incur up to $1.105 billion of senior secured indebtedness. Additionally, we and our subsidiaries are expected to incur up to $520 million in senior unsecured bridge loans. After the Pending C&J Transaction, the agreements governing our indebtedness will contain financial and other restrictive covenants that may limit our and our subsidiaries’ ability to engage in activities that may be in our long-term best interests, including minimum interest coverage and maximum total leverage and secured leverage ratios and covenants that may limit our ability and the ability of our subsidiaries to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of their assets, make certain restricted payments and investments, enter into transactions with affiliates and prepay certain indebtedness.

Business growth could outpace the capabilities of our infrastructure.

We cannot be certain that our infrastructure will be adequate to support our operations as they expand. Future growth after the Merger could impose significant additional demands on our existing infrastructure, resulting in additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We cannot be certain that we will be able to recruit and retain such additional managers and executives. To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified management, we may not be able to expand our operations or execute our business plan.

Business issues currently faced by one company may be imputed to the operations of the other company.

To the extent that any of C&J, NIL or we currently have or are perceived by customers to have operational challenges, such as on-time performance, safety issues or workforce issues, those challenges may raise concerns by existing customers of the other companies following the Merger, which may limit or impede our future ability to obtain additional work from those customers.

Our sales after the Merger could decrease if parties who are currently customers of both C&J and us elect to reduce their reliance on the combined company after the Merger.

We currently have some customer overlap with C&J. If any of these customers in common decreases the amount of its business with either C&J or us before the Merger or with us following the Merger to reduce its reliance on the combined company, such decrease in business could adversely impact our sales and profitability following the Merger.

Risks Related to Our Common Shares

There is no existing market for our common shares, and we do not know if one will develop to provide you with adequate liquidity to sell your common shares. The price of our common shares may fluctuate significantly, which could cause you to lose all or part of your investment.

Prior to the Pending C&J Transaction, there has not been a public market for our common shares. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market on the NYSE or otherwise or how liquid that market might become after the Closing. If an active trading market does not develop, you may have difficulty selling any of our common shares that you own. Active, liquid and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. Upon completion of the Pending C&J Transaction, current holders of C&J common stock may not be able to resell their Red Lion common shares at or above the trading price of C&J common stock immediately prior to the Merger or at all. The lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of our common shares and limit the number of investors who are able to buy our common shares.

The market price of our common shares may be influenced by many factors, many of which are beyond our control. In the event of a drop in the market price of our common shares, you could lose a substantial part or all of your investment in our common shares.

The following factors, among others, could affect the price of our common shares:

•                  our operating and financial performance, and our ability to integrate C&J and the C&P Business and to realize operational and other synergies;

•                  quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;

•                  the public reaction to our press releases, our other public announcements and our filings with the SEC;

•                  strategic actions by our competitors;

•                  changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;

•                  speculation in the press or investment community;

•                  the failure of research analysts to cover our common shares, adverse changes to research analyst recommendations or the failure of our operating results to meet research analyst expectations;

•                  actions by our shareholders, including sales of our common shares by NIL or other shareholders or the perception that such sales may occur;

•                  changes in accounting principles, policies, guidance, interpretations or standards;

•                  additions or departures of key management personnel;

•                  general market conditions, including fluctuations in commodity prices;

•                  changes in tax law or interpretations thereof;

•                  domestic and international economic, legal and regulatory factors unrelated to our performance; and

•                  the realization of any risks described under “Risk Factors.”

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common shares. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs to us, divert management’s attention and resources and harm our business, operating results and financial condition.

The majority of our common shares will be held by NIL or one of its wholly owned subsidiaries, and NIL will initially be able to control most shareholder votes.

Holders of our common shares will vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or our memorandum of association or amended bye-laws. Immediately following the Closing, NIL or one of its wholly owned subsidiaries will own approximately 53% of our issued and outstanding common shares. Although NIL will be subject to certain standstill restrictions during the period that will begin on the closing date of the Merger and end upon the earlier to occur of the five-year anniversary of the effective date of the Merger and the date that NIL beneficially owns less than 15% of our issued and outstanding common shares (the “Standstill Period”), NIL will have the right to vote its majority shares in its discretion. Further, NIL has the right to ensure that three individuals who are selected by NIL will serve on our board of directors during the Standstill Period, and such individuals may remain on our board of directors following the end of the Standstill Period. In addition, until the later to occur of the termination of the Standstill Period and the two-year anniversary of the closing date of the Merger, NIL will have preemptive rights to purchase its pro rata portion of any common shares or other equity securities issued by us. Our amended bye-laws will provide that, until the fifth anniversary of the closing date of the Merger, certain major transactions, including any sale of Red Lion or any amendment to our memorandum of association or amended bye-laws, require the approval of the holders of at least two-thirds of our issued and outstanding common shares, and in certain circumstances the approval of a specified number of the members of our board of directors. As a result, NIL may be able to prevent the approval of such matters, and therefore may be able to prevent a change in control of us that could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of Red Lion. The existence of significant shareholders may also have the effect of deterring a would-be acquirer of Red Lion from proposing a transaction or delaying or preventing changes in control or changes in management. In addition, NIL may be able to influence our management because of its substantial shareholding.

Under the provisions of our amended bye-laws to be in effect upon consummation of the Merger, until the end of the Standstill Period, the rights of our shareholders to change the amended bye-laws relating to the election of directors and the removal of directors are subject to restrictions.

In any of these matters, the interests of NIL may differ or conflict with the interests of our other shareholders. Moreover, this concentration of share ownership may also adversely affect the trading price of our common shares to the extent investors perceive a disadvantage in owning shares of a company with a controlling shareholder.

Under the rules of the NYSE, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with the requirements that a majority of its board of directors consist of independent directors, that its board of directors’ compensation committee be comprised solely of independent directors, and that director nominees be selected or recommended to the board of directors for selection by independent directors. Although we will qualify as a “controlled company” upon completion of the Merger under the NYSE rules, we do not expect to rely on this exemption and intend to fully comply with all corporate governance requirements under the NYSE rules. However, if we were to use some or all of these exemptions, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE rules regarding corporate governance.

If NIL sells a controlling interest in us to a third party in a private transaction, our shareholders may not realize any change-of-control premium on our common shares and we may become subject to the control of a presently unknown third party.

Immediately following the Closing, NIL or one of its wholly owned subsidiaries will own approximately 53% of our issued and outstanding common shares. NIL has agreed not to transfer our common shares for 180 days following the Closing and thereafter, during the Standstill Period, to transfer our common shares only to any person or “group” (within the meaning of Section 13(d)(3) of the Exchange Act) who has not filed a Schedule 13D with regard to us and is not required to file a Schedule 13D after giving effect to such transfer. However, following the end of the Standstill Period, should it continue to own a significant equity interest in us and choose to do so, NIL may sell some or all of its Red Lion common shares in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of us. The ability of NIL to privately sell its Red Lion common shares after the end of the Standstill Period, with no requirement for a concurrent offer to be made to acquire all of the other Red Lion common shares, could prevent our shareholders from realizing any change-of-control premium on our common shares that may otherwise accrue to NIL upon its private sale of our common shares. Additionally, if NIL privately sells its significant equity interest in us, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with our other shareholders.

Future sales of our common shares in the public market could reduce its share price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

We may issue additional common shares or convertible securities in future public offerings. We cannot predict the size of future issuances of our common shares or securities convertible into common shares or the effect, if any, that future issuances and sales of our common shares will have on the market price of its common shares. Sales of substantial amounts of our common shares (including shares issued in connection with an acquisition or employee benefit plan), or the perception that such sales could occur, may adversely affect prevailing market prices of our common shares.

Additionally, NIL or one of its wholly owned subsidiaries will own approximately 53% of our issued and outstanding common shares immediately following the Closing. While NIL has agreed not to transfer our common shares for 180 days following the Closing, subject to compliance with the restrictions on transfers by Nabors during the Standstill Period and with the Securities Act or exemptions therefrom, Nabors may sell such shares at any time after the expiration of the 180-day period. Any sale by Nabors of our common shares, any announcement by Nabors that it has decided to sell our common shares following the Standstill Period, or the perception by the investment community that Nabors has sold or decided to sell our common shares, could have an adverse impact on the price of our common shares.

Our memorandum of association and amended bye-laws, as well as Bermuda law, will contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common shares.

Our amended bye-laws authorize our board of directors to issue preferred shares without shareholder approval. If our board of directors elects to issue preferred shares, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended bye-laws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our shareholders, including provisions which:

•                  limit the removal and replacement of directors, including provisions relating to the classified board of directors;

•                  limit the ability of shareholders to increase the number of directors;

•                  establish preemptive rights; and

•                  establish advance notice and certain information requirements for nominations for election to the Red Lion board of directors.

We may issue preferred shares on terms that could adversely affect the voting power or value of its common shares.

Our amended bye-laws authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred shares having such designations, preferences, limitations and relative rights, including preferences over our common shares respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred shares could adversely affect the voting power or value of our common shares. For example, we might grant holders of preferred shares the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred shares could affect the residual value of our common shares.

Item 1B.                        Unresolved Staff Comments

None.

Item 2.                                 Properties

Our principal executive offices are located in Hamilton, Bermuda. We lease local office space and own or lease numerous rig facilities, storage facilities, truck facilities and sales and administrative offices throughout the geographic regions in which we operates. In connection with our fluid management services, we operate a number of owned and leased saltwater disposal facilities and brine and freshwater stations. Our leased properties are subject to various lease terms and expirations.

We believe all properties that we currently occupy are suitable for their intended uses. We believe that our current facilities are sufficient to conduct our operations. We do not believe that any single property is material to our operations and, if necessary, we could readily obtain a replacement facility. However, we continue to evaluate the purchase or lease of additional properties or the consolidation of our properties, as our business requires.

Item 3.                                 Legal Proceedings

Following the June 25, 2014 announcement that C&J, NIL, and we had entered into the Merger Agreement, a purported stockholder of C&J filed a lawsuit against C&J, the C&J board of directors, NIL and us challenging the Merger. The lawsuit is styled City of Miami General Employees’ and Sanitation Employees’ Retirement Trust, et al. v. C&J Energy Services, Inc., et al.; C.A. No. 9980-VCN, in the Court of Chancery, filed on July 30, 2014. The plaintiff generally alleges that the C&J board of directors breached fiduciary duties of loyalty, due care, good faith, candor and independence owed to C&J stockholders by allegedly approving the Merger Agreement at an unfair price and through an unfair process. The plaintiff specifically alleges that the C&J board directors, or certain of them (i) failed to fully inform themselves of the market value of C&J, maximize its value and obtain the best price reasonably available for C&J, (ii) acted in bad faith and for improper motives, (iii) erected barriers to discourage other strategic alternatives and (iv) put their personal interests ahead of the interests of C&J stockholders. The Lawsuit further alleges that C&J, NIL and we aided and abetted the alleged breaches of fiduciary duties by the C&J board of directors.

The plaintiff seeks, among other relief, to enjoin the Merger and the stockholder meeting, rescission in the event the Merger is consummated and an award of costs and disbursements, including reasonable attorneys’ and experts’ fees. On November 10, 2014, the plaintiff filed a motion for a preliminary injunction. On November 24, 2014, the Court of Chancery entered a bench ruling, followed by a written order on November 25, 2014, that (i) ordered certain members of the C&J board of directors to solicit for a period of 30 days alternative proposals to purchase C&J (or a controlling stake in C&J) that are superior to the Merger, and (ii) preliminarily enjoined C&J from holding its stockholder meeting until it had complied with the foregoing. The order provided that the solicitation of proposals consistent with the order, and any subsequent negotiations of any alternative proposal that emerges, would not constitute a breach of the Merger Agreement in any respect.

On December 19, 2014, the Delaware Supreme Court overturned the Court of Chancery’s judgment and vacated the order.

We cannot predict the outcome of this lawsuit or any others that might be filed in the future in connection with the Merger, nor can we predict the amount of time and expense that will be required to resolve such litigation. One of the conditions to the completion of the Merger is that no temporary restraining order, preliminary or permanent injunction or other order or judgment or any governmental authority of competent jurisdiction enjoining or prohibiting the consummation of the Merger be in effect and completion of the Merger is not illegal under any applicable law, rule, regulation or order of any governmental authority of competent jurisdiction, which condition, if not satisfied, could delay or jeopardize the consummation of the Merger. An adverse judgment granting permanent injunctive relief could indefinitely enjoin the Merger, and an adverse judgment for rescission or monetary damages could have a material adverse effect on us following the Merger.

Item 4.                                 Mine Safety Disclosures

Not applicable.

PART II

Item 5.                                 Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly owned subsidiary of NIL.  There is no established public trading market for our common shares and our common shares are privately-held and not listed for quotation on any exchange or over-the-counter market.  The number of our common shares, $0.01 par value, outstanding at March 19, 2015 was 1,200,000, all of which are held by Nabors.

Bermuda has exchange controls which apply to residents in respect of the Bermuda dollar. Red Lion has been designated by the Bermuda Monetary Authority as a non-resident for Bermuda exchange control purposes. This designation allows it to engage in transactions in currencies other than the Bermuda dollar, and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to United States residents who are holders of its common shares.

There is no reciprocal tax treaty between Bermuda and the United States regarding withholding taxes. Under existing Bermuda law there is no Bermuda income or withholding tax on dividends paid by Nabors to its shareholders. Furthermore, no Bermuda tax is levied on the sale or transfer (including by gift and/or on the death of the shareholder) of Nabors common shares (other than by shareholders resident in Bermuda).

We and our subsidiaries may incur up to $1.625 billion of indebtedness in connection with the Pending C&J Transaction and related financing transactions. The agreements governing such indebtedness will contain financial and other restrictive covenants that may limit our ability to buy back our common shares or pay cash dividends.  See “Risk Factors—The substantial indebtedness that will be incurred by us and our subsidiaries in connection with the Pending C&J Transaction could adversely affect our operations and financial condition after the Pending C&J Transaction” above.

Item 6.                                 Selected Financial Data

Omitted in accordance with General Instruction I of Form 10-K.

Item 7.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Omitted in accordance with General Instruction I of Form 10-K. In lieu thereof, a narrative analysis is presented.

Management’s Narrative Analysis of the Results of Operations

The following discussion and analysis of our financial condition and results of operations is intended to assist you in understanding our business and results of operations together with our present financial condition.  This section should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including, without limitation, those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors” of this Form 10-K.

Overview

We are currently a wholly owned subsidiary of NIL.  We were formed as a Bermuda exempted company on August 6, 2008.  Prior to October 1, 2014, we held substantially all of the operating subsidiaries of NIL, including the subsidiaries that operate the C&P Business. Pursuant to and in accordance with the terms and conditions of the Separation Agreement, NIL separated the C&P Business from Nabors’ other businesses, and has caused us and our subsidiaries to retain the C&P Business, while the remaining businesses of Nabors, including the drilling and rig services businesses, were transferred from Red Lion and its subsidiaries to other NIL subsidiaries. The Separation occurred in October 2014, resulting in our divestment of the remaining businesses of Nabors. As such, this discussion and analysis reflects the drilling and rig services and other separated businesses as discontinued operations. Therefore, unless stated otherwise the tables and narrative discussions reflect the results of operations and expenses associated with the C&P Business only.

We are a leading integrated provider of technical pumping, down-hole surveying, fluid logistics and completion, production and rental tool services for major and independent oil and natural gas companies operating in the major oil and natural gas producing regions throughout North America. We have established a leadership position based on the breadth of our services offered, the quality of our equipment and personnel and our long-standing relationships with customers. Our assets and operations consist of the C&P Business, which comprise Nabors’ existing Completion and Production Services reporting segments.

Our business is comprised of our operations involved in the completion, life-of-well maintenance and plugging and abandonment of a well in the United States and Canada.  These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management.  Our business is organized into two operating segments:

•                  Completion Services. We provide a wide range of wellsite solutions to oil and natural gas companies, consisting primarily of technical pumping services, including hydraulic fracturing, a process sometimes used in the completion of oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and oil production, and down-hole surveying services.  The completion process may involve selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment. The completion process may take a few days to several weeks.

•                  Production Services. We operate a fleet of 543 land workover and well-servicing rigs as of December 31, 2014, which are utilized to perform well maintenance and workover services during the production phase of an oil or natural gas well.  Well maintenance services are generally performed on a call-out basis and can usually be completed within 48 hours.  The services include the repair and replacement of pumps, sucker rods, tubing and other mechanical apparatuses at the wellsite that are used to pump or lift hydrocarbons from producing wells.  We also utilize our well service rigs to perform plugging services for wells in which the oil and natural gas has been depleted or further production has become uneconomical.  Workover services can be utilized to remedy failures, modify well depth and formation penetration to capture hydrocarbons from alternative formations, clean out and recomplete a well when production has declined, repair leaks, or convert a depleted well to an injection well for secondary or enhanced recovery projects.  Workovers are typically carried out with a rig that includes standard drilling accessories such as rotary drilling equipment, pumps and tanks for drilling fluids, blowout preventers and other specialized equipment for servicing rigs.  We also provide equipment, including fluid service trucks, frac tanks and salt water disposal wells, to supply, store, remove and dispose of specialized fluids utilized in the completion and workover operations used in daily operations for producing wells.

Other production-related technical services include completion, production and rental tool services. Additionally, we provide fluid logistics services, including those related to the transportation, storage and disposal of fluids that are used in the drilling, development and production of hydrocarbons.

Pending Transaction to Combine with C&J Energy Services, Inc.

On June 25, 2014, we entered into the Merger Agreement, pursuant to which and subject to the terms thereof, Merger Sub will merge with and into C&J with C&J surviving as our wholly owned subsidiary.

In the Merger, each share of C&J common stock (other than shares owned by C&J or Merger Sub) will be converted into the right to receive one Red Lion common share. It is currently expected that, immediately following the Closing, former C&J stockholders will own approximately 47% of our issued and outstanding common shares and NIL or one of its wholly owned subsidiaries will own approximately 53% of our issued and outstanding common shares. At Closing, our authorized share capital will consist of 750 million common shares and 50 million preferred shares.  When the Merger is completed, we will be renamed C&J Energy Services Ltd., and our common shares will be listed on the NYSE under the ticker symbol “CJES.”

Certain of our subsidiaries have issued the Notes to other subsidiaries of NIL in connection with the Separation. Pursuant to the Separation Agreement, on March 20, 2015, Nabors contributed a portion of the Notes to us and our subsidiaries repaid a portion of the Notes, such that the remaining balance owed under the Notes following such contribution and repayment was approximately $688 million. The portion of the Notes not previously contributed to us by Nabors or paid by our subsidiaries will be repaid in connection with the Closing, resulting in a cash payment to NIL or one of its subsidiaries of approximately $688 million. C&J has obtained commitments from certain financial institutions to provide debt financing to us and/or certain of our subsidiaries in an amount sufficient to fund the repayment of the Notes at Closing.

The Closing is subject to customary closing conditions, including, among others, (1) the consummation of the Separation in accordance with the Separation Agreement (which was completed in October 2014), (2) the expiration or termination of any applicable waiting period under HSR (which termination occurred on July 28, 2014), (3) approval by C&J’s stockholders (which was satisfied on March 20, 2015), (4) the Form S-4 used to register our common shares to be issued in the Merger being declared effective by the SEC (which effectiveness was granted on February 13, 2015), (5) the approval for listing on the NYSE of our common shares to be issued in the Merger (which application for listing was approved on March 19, 2015), (6) subject to specified materiality standards, the accuracy of the representations and warranties of, and the performance of all covenants in the Merger Agreement, Separation Agreement and related closing documents by, the parties thereto, (7) the absence of a material adverse effect as defined in the Merger Agreement with respect to each of C&J and us, (8) the availability of the proceeds of the debt financing to effect the repayment of the Notes, (9) the receipt of consents, approvals and other deliverables with respect to certain agreements of C&J (which have been obtained), (10) the receipt by NIL of an opinion from its counsel to the effect that certain distributions made pursuant to the Separation Agreement should qualify as distributions to which  Section 355 of the Code applies, subject to the application of Section 355(d) of the Code, (11) the receipt by C&J of an opinion from its counsel to the effect that it is more likely than not that (i) the Merger qualifies as a reorganization within the meaning of Section 368(a) of the Code and (ii) we qualify as a corporation within the meaning of Section 367(a) of the Code and (12) the absence of temporary restraining order, preliminary or permanent injunction or other order or judgment or any governmental authority of competent jurisdiction enjoining or prohibiting the consummation of the Merger.

We currently expect the Closing to occur in March 2015, subject to the satisfaction or waiver of the above closing conditions. There can be no assurance as to whether or when the Closing will occur.

Outlook

The demand for our services is a function of the level of spending by oil and gas companies for exploration, development and production activities. The primary driver of customer spending is their cash flow and earnings which are largely driven by oil and natural gas prices. The oil and natural gas markets have traditionally been volatile and tend to be highly sensitive to supply and demand cycles.

The following table sets forth the 12-month daily average of oil and natural gas prices according to Bloomberg for the last three fiscal years:

	Year Ended December 31,			Increase/(Decrease)
	2014	2013	2012	2014 to 2013		2013 to 2012
Commodity prices:
Average Henry Hub natural gas spot price ($/thousand cubic feet (“mcf”))	$4.35	$3.72	$2.75	$0.63	17%	$0.97	35%
Average West Texas intermediate crude oil spot price ($/barrel)	$93.03	$98.02	$94.10	$(4.99)	(5)%	$3.92	4%

During the latter part of 2014, the markets experienced a dramatic decline in oil prices which have remained depressed into 2015 due, at least in part, to an increase in global crude supply with stagnant demand. While the average oil price for 2014 appears to have remained in line with that of 2013, a significant drop was experienced in the fourth quarter of 2014 reaching a low for 2014 of $53.27 per barrel in December. Oil prices remain depressed, averaging $47.61 per barrel during the month of January 2015. Natural gas prices, which averaged $4.35 per mcf during 2014, have also experienced a recent decline in early 2015, although less severe than oil prices. Natural gas prices averaged $2.97 per mcf during the month of January 2015, down 31% from the proceeding 12-month daily average and still significantly below the 2008 average price of $8.89 for an extended period of time.

As a result of the reduced price of oil, we have experienced a decline in the demand for completion services as customers have begun reducing or curtailing their capital spending and drilling activities. We have also experienced downward pricing pressure for our services.

While the recent decline in industry conditions, as a whole, did not materially impact our operating results for fiscal year 2014, we anticipate operating results for 2015 to decrease from levels realized in 2014 given our current expectation of the continuation of lower commodity prices and the related impact on completion and well-servicing activity.

Financial Results

During 2014, our income (loss) from continuing operations was adversely affected by approximately $363.6 million in impairments and other charges. The impairments were comprised of goodwill and intangible assets attributable to our Completion Services operating segment from the acquisition of Superior Well Services, Inc. (“Superior”) in 2010.

Operating revenues and earnings from unconsolidated affiliates in 2014 totaled $2.3 billion, representing an increase of approximately $176 million, or 8% over 2013. Adjusted income derived from operating activities and net income (loss) from continuing operations for 2014 totaled $78.7 million and a loss of $339.3 million, respectively, representing decreases of 53% and 388% when compared to 2013.

During 2013, our income (loss) from continuing operations was negatively impacted by a $20.0 million impairment to our fleet of coil-tubing units in our Production Services operating segment. Intense competition and oversupply of equipment has led to lower utilization and margins for this product line.

Operating revenues and earnings from unconsolidated affiliates in 2013 totaled $2.1 billion, representing a decrease of $378.9 million, or 15%, over 2012. Adjusted income derived from operating activities and net income (loss) from continuing operations for 2013 totaled $167.7 million and $68.6 million, respectively, representing decreases of 45% and 26% when compared to 2012.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,			Increase/(Decrease)
	2014	2013	2012	2014 to 2013		2013 to 2012
	(In thousands, except percentages and rig activity)
Operating revenues and Earnings (losses) from unconsolidated affiliates(1)
Completion Services	$1,218,361	$1,067,714	$1,457,307	$150,647	14%	$(389,593)	(27)%
Production Services	1,034,986	1,009,214	998,481	25,772	3%	10,733	1%
Total(2)	$2,253,347	$2,076,928	$2,455,788	$176,419	8%	$(378,860)	(15)%

	Year Ended December 31,			Increase/(Decrease)
	2014	2013	2012	2014 to 2013		2013 to 2012
Adjusted income (loss) derived from operating activities(1)(3)
Completion Services	$(14,484)	$65,809	$195,375	$(80,293)	(122)%	$(129,566)	(66)%
Production Services	93,134	101,863	109,142	(8,729)	(9)%	(7,279)	(7)%
Total adjusted income derived from operating activities(2)	$78,650	$167,672	$304,517	$(89,022)	(53)%	$(136,845)	(45)%
Management fee	(33,020)	(27,157)	(22,609)	(5,863)	(22)%	(4,548)	(20)%
Interest expense	(1,090)	(352)	(171)	(738)	(210)%	(181)	(106)%
Investment income	121	131	340	(10)	(8)%	(209)	(61)%
Losses on sales and disposals of long-lived assets and other expense, net	(2,387)	(8,602)	(471)	6,215	72%	(8,131)	(1726)%
Impairments and other charges	(363,578)	(20,000)	(130,514)	(343,578)	(1718)%	110,514	85%
Income (loss) from continuing operations before income taxes	(321,304)	111,692	151,092	(432,996)	(388)%	(39,400)	(26)%
Income tax expense (benefit)	12,899	40,051	55,443	(27,152)	(68)%	(15,392)	(28)%
Subsidiary preferred stock dividend	5,084	3,000	3,000	2,084	69%	—	—
Income (loss) from continuing operations, net of tax	(339,287)	68,641	92,649	(407,928)	(594)%	(24,008)	(26)%
Income (loss) from discontinued operations, net of tax	224,350	86,868	76,852	137,482	158%	10,016	13%
Net income (loss)	(114,937)	155,509	169,501	(270,446)	(174)%	(13,992)	(8)%
Less: Net (income) loss attributable to noncontrolling interest	(241)	(234)	14	(7)	(3)%	(248)	(1771)%
Net income (loss) attributable to Red Lion	$(115,178)	$155,275	$169,515	$(270,453)	(174)%	$(14,240)	(8)%

	Year Ended December 31,			Increase/(Decrease)
	2014	2013	2012	2014 to 2013		2013 to 2012
Rig hours:(4)
Production Services	809,438	865,939	853,373	(56,501)	(7)%	12,566	1%
Canada Production Services	139,938	152,747	181,185	(12,809)	(8)%	(28,438)	(16)%
Total rig hours	949,376	1,018,686	1,034,558	(69,310)	(7)%	(15,872)	(2)%

(1)          All periods exclude the operating activities of our drilling and rig services, wholly owned oil and gas businesses, our previously held equity interests in oil and gas joint ventures in Canada and Colombia, aircraft logistics operations and construction services as they are included in discontinued operations.

(2)          Includes earnings, net from unconsolidated affiliates, accounted for using the equity method, of $0.5 million, $0.4 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)          Adjusted income (loss) derived from operating activities is computed by subtracting the sum of direct costs, general and administrative expenses, depreciation and amortization from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. These amounts should not be used as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(4)          Rig hours represents the number of hours that our well-servicing rig fleet operated during the period.

Segment Results of Operations

Our business is comprised of two operating segments: Completion Services and Production Services. The following table presents our revenues and adjusted income by operating segment, and rig hours by geographic region, for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,			Increase/(Decrease)
	2014	2013	2012	2014 to 2013		2013 to 2012
	(In thousands, except percentages and rig activity)
Completion Services
Revenues	$1,218,361	$1,067,714	$1,457,307	$150,647	14%	$(389,593)	(27)%
Adjusted income (loss)	$(14,484)	$65,809	$195,375	$(80,293)	(122)%	$(129,566)	(66)%
Production Services
Revenues	$1,034,986	$1,009,214	$998,481	$25,772	3%	$10,733	1%
Adjusted income	$93,134	$101,863	$109,142	$(8,729)	(9)%	$(7,279)	(7)%
Rig hours
U.S.	809,438	865,939	853,373	(56,501)	(7)%	12,566	1)%
Canada	139,938	152,747	181,185	(12,809)	(8)%	(28,438)	(16)%
	949,376	1,018,686	1,034,558	(69,310)	(7)%	(15,872)	(2)%

Completion Services

Operating revenues increased by $150.6 million, or 14%, from 2013 to 2014 due to a significant increase in activity levels, in part due to a move toward 24 hour operations. However, adjusted income decreased from 2013 to 2014 due to lower prices for our services primarily caused by the expiration of several multi-year take-or-pay contracts at the end of 2013 and downward pricing pressure across all regions. Severe weather in our northern operating areas in the first half of the year also negatively affected operating results.

Operating revenues and adjusted income decreased by $389.6 million and $129.6 million, respectively, representing decreases of 27% and 66% from 2012 to 2013 primarily due to downward pricing pressure across all regions due to continued overcapacity in the pressure pumping market and reduced customer activity in part caused by severe weather in our northern operating areas. During 2013, we suspended some of our stimulation operations in Canada and some of our coil-tubing operations in the United States. We relocated the Canadian assets to the United States.

Production Services

Operating revenues increased by $25.8 million, or 3%, from 2013 to 2014 primarily due to incremental revenue associated with a full year’s contribution from our acquisition of KVS Transportation, Inc. and D&D Equipment Investments, LLC (collectively, “KVS”) during the fourth quarter of 2013, partially offset by reduced customer activity.  Adjusted income decreased from 2013 to 2014 due to reduced activity levels for workover rigs in California caused by a reduction in customer activity and in West Texas due to rain and wet conditions in the third quarter of the year.

Operating revenues increased slightly from 2012 to 2013 due to the increase in revenue associated with our acquisition of KVS.  Adjusted income was essentially flat to slightly down from 2012 to 2013 due to higher depreciation and other costs associated with our rig and truck fleet, as a result of capital invested over the past few years to increase those fleets. Additionally, our U.S. markets have had higher utilization and increases in rig and truck fleets as well as frac tank counts, despite continued pricing challenges.

Other Financial Information

	Year Ended December 31,			Increase/(Decrease)
	2014	2013	2012	2014 to 2013		2013 to 2012
	(In thousands, except percentages)
General and administrative expenses	$126,702	$136,917	$169,499	$(10,215)	(7)%	$(32,582)	(19)%
As a percentage of operating revenue	5.6%	6.6%	6.9%	(1.0)%	(15)%	(0.3)%	(4)%
Depreciation and amortization	223,726	206,432	213,971	17,294	8%	(7,539)	(4)%
Management fee	33,020	27,157	22,609	5,863	22%	4,548	20%
Interest expense	1,090	352	171	738	210%	181	106%
Investment income	121	131	340	(10)	(8)%	(209)	(61)%
Losses on sales and disposals of long-lived assets and other expense, net	2,387	8,602	471	(6,215)	(72)%	8,131	n/m(1)

(1)         Number is so large that it is not meaningful.

General and administrative expenses

General and administrative expenses decreased slightly from 2013 to 2014, primarily as a result of continued cost-reduction efforts. As a percentage of operating revenues, general and administrative expenses are comparable for each period relative to fluctuations in activity levels

General and administrative expenses decreased from 2012 to 2013 primarily as a result of lower activities and cost-reduction efforts. As a percentage of operating revenues, general and administrative expenses decreased slightly. As a percentage of operating revenues, general and administrative expenses are comparable for each period relative to fluctuations in activity levels.

Depreciation and amortization

Depreciation and amortization expense increased from 2013 to 2014 as a result of the incremental depreciation expense from rig upgrades and other capital expenditures.

Depreciation and amortization expense decreased from 2012 to 2013 as a result of the retirement of rigs during 2012.

Management fee

We have historically been managed in the normal course of business by Nabors. Accordingly, certain shared costs have been allocated to us and are reflected as expenses in these financial statements. Management considers the allocation methodologies used to be reasonable; however, the expenses reflected in our consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred in the future by C&J or the combined entity after the Merger.

Allocated costs included management fees for accounting, treasury, human resources, IT and tax and legal services provided by Nabors Corporate Services, Inc. (“NCS”). These fees were determined based upon our headcount, revenues and assets relative to other Nabors subsidiaries and the Nabors corporate cost structure. During the years ended December 31, 2014, 2013 and 2012, we recognized management fees of $33.0 million, $27.2 million and $22.6 million, respectively, for these services.

Gains (losses) on sales and disposals of long-lived assets and other income (expense), net

The amount of losses on sales and disposals of long-lived assets and other expense, net for 2014 was $2.4 million, which was primarily comprised of increases to litigation reserves of $3.5 million.

The amount of losses on sales and disposals of long-lived assets and other expense, net for 2013 was $8.6 million, which was primarily comprised of net losses on sales and disposals of long-lived assets of approximately $3.9 million and increases to litigation reserves of $3.6 million.

The amount of losses on sales and disposals of long-lived assets and other expense, net for 2012 was $0.5 million was primarily comprised of net losses on sales and disposals of long-lived assets.

Impairments and Other Charges

	Year Ended December 31,			Increase/(Decrease)
	2014	2013	2012	2014 to 2013		2013 to 2012
	(In thousands, except percentages)
Goodwill impairment	$334,992	$—	$—	$334,992	100%	$—	—
Intangible asset impairment	23,486	—	74,960	23,486	100%	(74,960)	(100)%
Transaction costs	5,100	—	—	5,100	100%	—	—
Impairment of long-lived assets	—	20,000	—	(20,000)	(100)%	20,000	100%
Provision for retirement of assets	—	—	55,554	—	—	(55,554)	(100)%
Total	$363,578	$20,000	$130,514	$343,578	1718%	$(110,514)	(85)%

Goodwill impairments

During 2014, we impaired the entire goodwill balance of $335.0 million in our Completion Services operating segment related to our 2010 acquisition of Superior. This impairment was deemed necessary due to the recent decline in oil prices and the lack of certainty regarding eventual recovery in the value of these operations.

There were no goodwill impairments in 2013 and 2012.

Intangible asset impairments

During 2014, we recognized an impairment of $23.5 million primarily related to various customer relationships within our Completion Services operating segment.

During 2012, we recorded an impairment of the Superior trade name totaling $75.0 million in our Completion Services operating segment. The Superior trade name was initially classified as a ten-year intangible asset at the date of acquisition in September 2010. The impairment was a result of the decision to cease using the Superior trade name to reduce confusion in the marketplace and enhance the Nabors brand.

There were no intangible asset impairments in 2013.

Transaction costs

During 2014, we incurred $5.1 million in costs related to preparing Red Lion and the C&P Business for the Merger with C&J.

Impairments of long-lived assets

During 2013, we recognized an impairment of $20.0 million to our fleet of coil-tubing units in our Production Services operating segment. Intense competition and oversupply of equipment led to lower utilization and margins for this product line. When these factors were considered as part of our annual impairment tests on long-lived assets, the sum of the estimated future cash flows, on an undiscounted basis, was less than the carrying amount of these assets. The estimated fair values of these assets were calculated using discounted cash flow models involving assumptions based on our utilization of the assets, revenues and direct costs, capital expenditures and working capital requirements. We believe the fair value estimated for purposes of these tests represents a Level 3 fair value measurement. In 2013, we suspended our coil-tubing operations in the United States. A prolonged period of slow economic recovery could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

There were no long-lived asset impairments in 2014 or 2012.

Provision for retirement of long-lived assets

During 2012, we recorded a provision for the retirement of assets of $55.6 million in our Production Services operating segment, representing the carrying value less any salvage value relating to non-core assets that had become inoperable or functionally obsolete.

There were no provisions for retirement of long-lived assets in 2014 or 2013.

Income tax rate

	Year Ended December 31,			Increase/(Decrease)
	2014	2013	2012	2014 to 2013		2013 to 2012
Effective income tax rate from continuing operations	(4.0)%	(35.9)%	(36.7)%	31.9%	89%	0.8%	2%

The change in our effective tax rate from 2013 to 2014 is primarily attributable to the tax effect related to impairments. The change in our effective tax rate from 2012 to 2013 resulted mainly from the geographic mix of pre-tax earnings and settlements of tax disputes.

Other Matters

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) relating to the reporting of discontinued operations and the disclosures related to disposals of components of an entity. The new standard addresses the question around whether the disposal represents a strategic shift, if the operations and cash flows can be clearly distinguished and continuing involvement will no longer preclude a disposal from being presented as discontinued operations. These changes are effective for interim and annual periods that begin after December 15, 2014. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In May 2014, the FASB issued an ASU relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The new standard will require recognition of revenue when promised goods are transferred or services to customers are performed in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. These changes are effective for interim and annual periods that begin after December 15, 2016. Early application is not permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In June 2014, the FASB issued an ASU relating to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The new standard will require the reporting entity to apply existing guidance in Topic 718 relating to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. These changes are effective for interim and annual periods that begin after December 15, 2015. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In February 2015, the FASB issued an ASU relating to consolidation, which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We are currently evaluating the impact this will have on our consolidated financial statements.

Critical Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from our estimates. The following is a discussion of our critical accounting estimates. Management considers an accounting estimate to be critical if:

•                  it requires assumptions to be made that were uncertain at the time the estimate was made; and

•                  changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated financial position or results of operations.

Financial Instruments

Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we employ valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances utilizing a fair-value hierarchy based on the observability of those inputs. Under the fair-value hierarchy:

•                  Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

•                  Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

•                  Level 3 measurements include those that are unobservable and of a highly subjective nature.

Depreciation of Property, Plant and Equipment

Depreciation on our buildings and well-servicing rigs is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value (buildings—10 to 30 years; well-servicing rigs—three to 15 years; oilfield hauling and mobile equipment and other machinery and equipment—three to 10 years).

These depreciation periods and the salvage values of our property, plant and equipment were determined through an analysis of the useful lives of our assets and based on our experience with the salvage values of these assets. Periodically, we review our depreciation periods and salvage values for reasonableness given current conditions. Depreciation of property, plant and equipment is therefore based upon estimates of the useful lives and salvage value of those assets. Estimation of these items requires significant management judgment. Accordingly, management believes that accounting estimates related to depreciation expense recorded on property, plant and equipment are critical.

There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors indicating that these estimates do not continue to be appropriate. Accordingly, for each of the years ended December 31, 2014, 2013 and 2012, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on its investment in operating assets and therefore affect the useful lives and salvage values of our assets.

Impairment of Long-Lived Assets

As discussed above, the drilling, workover, well-servicing and pressure pumping industry is very capital intensive. We review our assets for impairment annually or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the sum of estimated future cash flows, on an undiscounted basis, is less than the carrying amount of the long-lived asset. Impairment charges are recorded using discounted cash flows, which requires the estimation of dayrates and utilization, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. Significant and unanticipated changes to the assumptions could result in future impairments. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment, and an impairment of these assets could result in a material charge on our consolidated statements of income (loss), management believes that accounting estimates related to impairment of long-lived assets are critical.

Assumptions made in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For each of the years 2014, 2013 and 2012, no significant changes have been made to the methodology utilized to determine future cash flows.

For an asset classified as held for sale, we consider the asset impaired when its carrying amount exceeds fair value less its cost to sell. Fair value is determined in the same manner as an impaired long-lived asset that is held and used.

Given the nature of the evaluation of future cash flows and the application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. A significantly prolonged period of lower oil and natural gas prices could adversely affect the demand for and prices of our services, which could result in future impairment charges.

Impairment of Goodwill and Intangible Assets.

We review goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets exceed their fair value. We perform our impairment tests for goodwill for all of our reporting units within our operating segments. The impairment test involves comparing the estimated fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

The fair values calculated in these impairment tests are determined using discounted cash flow models involving assumptions based on our utilization of rigs or other oil and gas service equipment, revenues and earnings from affiliates, as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. Our discounted cash flow projections for each reporting unit were based on financial forecasts. The future cash flows were discounted to present value using discount rates that are determined to be appropriate for each reporting unit. Terminal values for each reporting unit were calculated using a Gordon Growth methodology with a long-term growth rate of 3%. We believe the fair value estimated for purposes of these tests represent a Level 3 fair value measurement.

A significantly prolonged period of lower oil and natural gas prices or changes in laws and regulations could continue to adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

Income Taxes

We are a Bermuda exempted company and therefore are not subject to income taxes in Bermuda. Income taxes have been provided based on the tax laws and rates in effect in the countries where we operate and earn income. The income taxes in these jurisdictions vary substantially. Our worldwide effective tax rate for financial statement purposes will continue to fluctuate from year to year due to the change in the geographic mix of pre-tax earnings.

We recognize increases to our tax reserves for uncertain tax positions along with interest and penalties as an increase to other long-term liabilities.

For U.S. and other jurisdictional income tax purposes, we have net operating loss carryforwards that we are required to assess quarterly for potential valuation allowances. We consider the sufficiency of existing temporary differences and expected future earnings levels in determining the amount, if any, of valuation allowance required against such carryforwards and against deferred tax assets.

Fair Value of Assets Acquired and Liabilities Assumed

We have completed a number of acquisitions in recent years. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed in the various business combinations using various assumptions. These estimates may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Unforeseen changes in operations or technology could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. This could result in impairment charges being recorded in our consolidated statements of income. As the determination of the fair value of assets acquired and liabilities assumed is subject to significant management judgment and a change in purchase price allocations could result in a material difference in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of assets acquired and liabilities assumed are critical.

The determination of the fair value of assets and liabilities is based on the market for the assets and the settlement value of the liabilities. These estimates are made by management based on our experience with similar assets and liabilities. During each of the years December 31, 2014, 2013 and 2012, no significant changes were made to the methodology utilized to value assets acquired or liabilities assumed. Our estimates of the fair values of assets acquired and liabilities assumed have proved to be reliable in the past.

Given the nature of the evaluation of the fair value of assets acquired and liabilities assumed and the application to specific assets and liabilities, it is not possible to reasonably quantify the impact of changes in these assumptions.

Item 7A.                        Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is commodity price risk, which is the risk related to increases in the prices of fuel, materials and supplies consumed in performing our services. We are also exposed to risks related to foreign currency and customer credit.

Commodity Price Risk. Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation services such as proppants, chemicals, guar, coiled tubing and fluid supplies. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials (particularly guar and proppants) in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Historically, we have generally been able to pass along price increases to our customers, however, we may be unable to do so in the future. We do not engage in commodity price hedging activities.

Foreign Currency Risk.  We conduct a portion of our business in Canadian dollars through our production services business in Canada. The exchange rate between Canadian dollars and U.S. dollars has fluctuated during the last several years.  If the value of the Canadian dollar against the U.S. dollar weakens, revenues and earnings of our Canadian operations will be reduced and the value of our Canadian net assets will decline when they are translated to U.S. dollars.  This currency risk is not material to our results of operations or financial condition.

Customer Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for doubtful accounts.

Item 8.           Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Nabors Red Lion Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and changes in equity present fairly, in all material respects, the financial position of Nabors Red Lion Limited and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, the Company has entered into significant transactions with related parties.

Houston, Texas
March 2, 2015

NABORS RED LION LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$28,401	$389,109
Short-term investments	—	117,218
Assets held for sale	—	243,264
Accounts receivable, net	454,822	1,399,516
Inventory	47,588	209,793
Deferred income taxes	5,222	121,316
Other current assets	13,823	272,731
Total current assets	549,856	2,752,947
Long-term investments	—	3,236
Property, plant and equipment, net	1,265,774	8,597,813
Goodwill	92,112	512,964
Investment in unconsolidated affiliates	10,180	64,260
Other long-term assets	13,305	227,708
Total assets	$1,931,227	$12,158,928

LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$10,185
Trade accounts payable	209,094	545,426
Accrued liabilities	46,501	696,715
Affiliate payables	80,556	160,136
Affiliate notes payable	953,070	—
Income taxes payable	2,661	58,634
Total current liabilities	1,291,882	1,471,096
Long-term debt	—	3,904,117
Other long-term liabilities	—	382,053
Deferred income taxes	323,003	517,586
Total liabilities	1,614,885	6,274,852

Commitment and contingencies (Note 16)
Subsidiary preferred stock (Note 14)	—	69,188

Equity:
Shareholder’s equity:
Common shares, par value $0.01 per share:
Issued and outstanding 1,200, respectively	12	12
Capital in excess of par value	665,580	2,538,003
Accumulated other comprehensive income	8,064	217,801
Retained earnings (accumulated deficit)	(357,459)	3,991,608
Less: treasury shares of parent, at cost, 0 and 28,414 common shares	—	(944,627)
Total shareholder’s equity	316,197	5,802,797
Noncontrolling interest	145	12,091
Total equity	316,342	5,814,888
Total liabilities and equity	$1,931,227	$12,158,928

The accompanying notes are an integral part of these consolidated financial statements.

NABORS RED LION LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amount)
Revenues and other income:
Operating revenues	$2,252,885	$2,076,536	$2,455,278
Earnings from unconsolidated affiliates	462	392	510
Investment income	121	131	340
Total revenues and other income	2,253,468	2,077,059	2,456,128

Costs and other deductions:
Direct costs	1,824,269	1,565,907	1,767,801
General and administrative expenses	126,702	136,917	169,499
Management fees (Note 15)	33,020	27,157	22,609
Depreciation and amortization	223,726	206,432	213,971
Interest expense	1,090	352	171
Losses on sales and retirements of long-lived assets and other expense, net	2,387	8,602	471
Impairments and other charges	363,578	20,000	130,514
Total costs and other deductions	2,574,772	1,965,367	2,305,036
Income (loss) from continuing operations before income taxes	(321,304)	111,692	151,092
Income tax expense (benefit):
Current	21,669	50,534	65,716
Deferred	(8,770)	(10,483)	(10,273)
Total income tax expense	12,899	40,051	55,443

Subsidiary preferred stock dividend	5,084	3,000	3,000
Income (loss) from continuing operations, net of tax	(339,287)	68,641	92,649
Income from discontinued operations, net of tax	224,350	86,868	76,852
Net income (loss)	(114,937)	155,509	169,501
Less: Net (income) loss attributable to noncontrolling interest	(241)	(234)	14
Net income (loss) attributable to Red Lion	$(115,178)	$155,275	$169,515

Earnings (loss) Per Share
Basic from continuing operations	$(283)	$57	$77
Basic from discontinued operations	187	72	64

Total Basic	$(96)	$129	$141
Diluted from continuing operations	$(283)	$57	$77
Diluted from discontinued operations	187	72	64

Total Diluted	$(96)	$129	$141
Weighted-average number of common shares outstanding:
Basic	1,200	1,200	1,200
Diluted	1,200	1,200	1,200

The accompanying notes are an integral part of these consolidated financial statements.

NABORS RED LION LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income (loss) attributable to Red Lion	$(115,178)	$155,275	$169,515
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Red Lion	(50,689)	(63,591)	24,627
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(34,587)	23,007	98,138
Less: reclassification adjustment for gains included in net income (loss)	(4,636)	(88,158)	(13,405)
Unrealized gains/(losses) on marketable securities	(39,223)	(65,151)	84,733
Pension plan	369	5,916	(324)
Unrealized gains on cash flow hedges	459	613	702

Other comprehensive income (loss), before tax	(89,084)	(122,213)	109,738
Income tax benefit related to items of other comprehensive loss	(529)	(66)	(4,147)
Other comprehensive income (loss), net of tax	(88,555)	(122,147)	113,885

Comprehensive income (loss) attributable to Red Lion	(203,733)	33,128	283,400
Net income (loss) attributable to noncontrolling interest	241	234	(14)
Translation adjustment attributable to noncontrolling interest	(624)	(932)	311
Comprehensive income (loss) attributable to noncontrolling interest	(383)	(698)	297
Comprehensive income (loss)	$(204,116)	$32,430	$283,697

The accompanying notes are an integral part of these consolidated financial statements.

NABORS RED LION LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(114,937)	$155,509	$169,501
Adjustments to net income (loss):
Depreciation and amortization	908,511	1,099,741	1,055,757
Accretion, depletion and other exploratory expenses	2,181	22,270	2,573
Deferred income tax benefit	(18,880)	(99,481)	(129,502)
Deferred financing costs amortization	3,182	4,255	4,294
Discount amortization on long-term debt	2,387	2,137	1,908
Impairments and other charges	350,551	53,905	311,541
Losses on debt extinguishment	3,212	211,981	—
Losses (gains) on long-lived assets, net	(12,689)	18,060	(51,585)
Gains on investments, net	(4,650)	(91,480)	(56,925)
Foreign currency transaction losses, net	2,941	8,081	8,373
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	3,302	800	299,717
Other	(634)	(2,784)	1,876
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(206,933)	(44,534)	200,537
Inventory	(37,432)	39,412	14,447
Other current assets	78,604	(6,943)	(42,743)
Other long-term assets	8,987	42,298	(38,467)
Trade accounts payable and accrued liabilities	172,337	117,763	(223,246)
Change in affiliate receivable	(29,000)	—	—
Change in affiliate payables	65,618	(14,813)	10,191
Income taxes payable	(57,048)	(31,752)	(1,488)
Other long-term liabilities	219,841	(114,967)	31,222
Net cash provided by operating activities	1,339,451	1,369,458	1,567,981
Cash flows from investing activities:
Purchases of investments	(319)	—	(950)
Sales and maturities of investments	23,580	164,510	31,944
Proceeds from sale of unconsolidated affiliates	—	12,640	159,529
Cash paid for acquisition of businesses, net	(10,200)	(116,971)	—
Investment in unconsolidated affiliates	(2,364)	(5,967)	(1,325)
Capital expenditures	(1,381,498)	(1,178,205)	(1,518,628)
Proceeds from sales of assets and insurance claims	131,102	308,538	149,801
Other	(3,931)	(13)	—
Net cash used for investing activities	(1,243,630)	(815,468)	(1,179,629)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(4,990)	(4,421)	1,609
Proceeds from issuance of long-term debt	—	698,753	—
Debt issuance costs	—	(4,502)	(3,433)
Proceeds from revolving credit facilities	15,000	—	710,000
Proceeds from (payments on) short term borrowings	(10,000)	10,000	—
Reduction in long-term debt	—	(994,181)	(276,258)
Purchase of subsidiary preferred stock	(70,875)	—	—
Purchase of treasury stock	(250,037)	—	—
Dividends received on parent treasury shares	3,979	4,545	—
Dividends paid to shareholder	—	—	(12,500)
Proceeds (reduction) of affiliate note	(60,000)	—	—
Proceeds from commercial paper, net	441,530	329,844	—
Reduction in revolving credit facilities	(110,098)	(720,000)	(680,000)
Separation	(395,684)	—	—
Other	(92)	—	(266)
Net cash used for financing activities	(441,267)	(679,962)	(260,848)
Effect of exchange rate changes on cash and cash equivalents	(15,262)	(8,176)	(2,603)
Net increase (decrease) in cash and cash equivalents	(360,708)	(134,148)	124,901
Cash and cash equivalents, beginning of period	389,109	523,257	398,356
Cash and cash equivalents, end of period	$28,401	$389,109	$523,257

The accompanying notes are an integral part of these consolidated financial statements.

NABORS RED LION LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares		Capital in Excess of	Accumulated Other Comprehensive	Retained Earnings	Treasury	Non- controlling	Total
	Shares	Par Value	Par Value	Income	(Deficit)	Shares	Interest	Equity
	(in thousands)
As of December 31, 2011	1,200	$12	$2,496,486	$226,063	$3,679,318	$(977,873)	$13,402	$5,437,408
Net income					169,515		(14)	169,501
Net income attributable to noncontrolling interest—discontinued operations							635	635
Other comprehensive income (loss), net of tax				113,885			311	114,196
Capital contribution from forgiveness of liability, net of tax			62,734					62,734
Issuance of parent treasury shares, net of tax			(25,496)			33,246		7,750
Dividends paid to shareholder					(12,500)			(12,500)
Other			(266)				(2,146)	(2,412)
As of December 31, 2012	1,200	$12	$2,533,458	$339,948	$3,836,333	$(944,627)	$12,188	$5,777,312
Net income					155,275		234	155,509
Net income attributable to noncontrolling interest—discontinued operations							6,946	6,946
Dividends received on parent treasury shares			4,545					4,545
Other comprehensive income (loss), net of tax				(122,147)			(932)	(123,079)
Other							(6,345)	(6,345)
As of December 31, 2013	1,200	$12	$2,538,003	$217,801	$3,991,608	$(944,627)	$12,091	$5,814,888

Net income (loss)					(115,178)		241	(114,937)
Net income attributable to noncontrolling interest—discontinued operations							972	972
Dividends received on parent treasury shares			3,978					3,978
Repurchase of treasury shares						(250,037)		(250,037)
Other comprehensive loss, net of tax				(88,555)			(705)	(89,260)
Redemption of subsidiary preferred stock					(1,688)			(1,688)
Other			(92)				(1,680)	(1,772)
Separation(1)			(1,876,309)	(121,182)	(4,232,201)	1,194,664	(10,774)	(5,045,802)
As of December 31, 2014	1,200	$12	$665,580	$8,064	$(357,459)	$—	$145	$316,342

(1)          Represents the effect of the Separation. See further discussion within Note 1—Organization and Nature of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

NABORS RED LION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1            Organization and Nature of Operations

Organization and Business

Nabors Red Lion Limited (“Red Lion”) is a Bermuda exempted company and a wholly owned subsidiary of Nabors Industries Ltd. (“NIL”). NIL is a publicly traded company listed on the New York Stock Exchange (“NYSE”) under the ticker NBR. As used in this Report, “we”, “us”, “our”, “the Company”, and “Red Lion” means Nabors Red Lion Limited and its subsidiaries. Any reference to “Nabors” refers to the consolidated group of companies comprised of NIL and its subsidiaries, collectively. Reference to “NIL” refers to the parent holding company.

In June 2014, Red Lion entered into a definitive separation agreement (the “Separation Agreement”) with NIL pursuant to which, prior to the Merger (as defined below), Nabors will engage in a series of restructuring transactions to separate its Completion and Production Services business line (the “C&P Business”) from Nabors’ other businesses and cause Red Lion to retain the C&P Business, while the remaining businesses, including the drilling and rig services businesses, will be transferred from Red Lion to other Nabors’ subsidiaries (the “Separation”). Effective October 1, 2014, Nabors caused Red Lion to effect the Separation, resulting in Red Lion divesting the remaining businesses of Nabors (approximately $9.9 billion of assets, $6.0 billion of liabilities and $3.9 billion of equity) and solely owning the C&P Business. Additionally, at the time of the Separation, Nabors distributed $1.2 billion to Red Lion primarily consisting of affiliate notes payable.

The accompanying audited consolidated financial statements and footnotes reflect the drilling and rig services and other separated businesses as discontinued operations through the Separation on October 1, 2014. Therefore, unless stated otherwise the footnotes, tables and narrative discussions reflect the results of operations and expenses associated with the C&P Business, which is reflected in continuing operations in the Consolidated Statements of Income (Loss) for each of the three years ended December 31, 2014, 2013 and 2012. See further discussion of the C&P Business within “Nature of Operations” below and the divestiture within Note 4—Assets Held for Sale and Discontinued Operations.

Pending Merger with CJES

In June 2014, Nabors and Red Lion entered into definitive agreements with C&J Energy Services, Inc. (“CJES”), an independent oilfield services and manufacturing company, to merge the C&P Business with and into CJES with CJES surviving as a wholly owned subsidiary of Red Lion (the “Merger”). Upon completion of the Merger, Red Lion will continue its existence as a Bermuda exempted company known as C&J Energy Services Ltd. that will own and operate the combined businesses of CJES and the C&P Business. Upon completion of the Merger, the combined company will be incorporated in Bermuda with an expected listing of common shares on the NYSE under the ticker CJES. Immediately following the completion of the Merger, Nabors will own approximately 53 percent of the outstanding equity interests of the combined company with CJES shareholders owning the remainder of the outstanding shares.

The Merger has been approved by the board of directors of both NIL and CJES, and is subject to approval by CJES shareholders and the satisfaction of customary closing conditions and regulatory approvals.

Basis of Presentation

Our consolidated financial statements include the accounts of Red Lion, as well as all majority owned and non-majority owned subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with GAAP, and results stated herein may not be indicative of what the Company’s financial position, results of operations and cash flows may be in the future.

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nabors maintains share-based compensation programs at the corporate level. To the extent that our employees participate in these programs, we are allocated a portion of the associated expenses which is included in direct costs and general and administrative expenses in our Consolidated Statements of Income (Loss). However, the Consolidated Balance Sheets do not include any Nabors’ outstanding equity related to the share-based compensation. See Note 8—Share-Based Compensation for a further description of these awards.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. The majority of these investments were included in the businesses that were separated from Red Lion as part of the Separation and as such, our share of the net income (loss) of these entities is recorded in discontinued operations for all years presented. The investments in unconsolidated affiliates totaled $10.2 million and $64.3 million as of December 31, 2014 and 2013, respectively.

Nature of Operations

Prior to the Separation, Red Lion was the company through which substantially all of the operating segments of Nabors resided, exclusive of the parent holding company NIL. Effective October 1, 2014, Red Lion solely owns the C&P Business, which is reflected in continuing operations portion in the Consolidated Statements of Income (Loss) for each of the years ended December 31, 2014, 2013 and 2012. We have reflected Nabors’ remaining businesses, including the drilling and rig services businesses, as discontinued operations in the accompanying financial statements. See further description of these business lines below.

Completion & Production Services

Our C&P Business is comprised of our operations involved in the completion, life-of-well maintenance and plugging and abandonment of a well in the United States and Canada. These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management. This business line is organized into two operating segments:

•                  Completion Services.    We provide a wide range of wellsite solutions to oil and natural gas companies, consisting primarily of technical pumping services, including hydraulic fracturing, a process sometimes used in the completion of oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and oil production, and down-hole surveying services. The completion process may involve selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment. The completion process may take a few days to several weeks.

•                  Production Services.    We operate a fleet of 543 land workover and well-servicing rigs as of December 31, 2014, which are utilized to perform well maintenance and workover services during the production phase of an oil or natural gas well. Well maintenance services are generally performed on a call-out basis and can usually be completed within 48 hours. The services include the repair and replacement of pumps, sucker rods, tubing and other mechanical apparatuses at the wellsite that are used to pump or lift hydrocarbons from producing wells. We also utilize our well service rigs to perform plugging services for wells in which the oil and natural gas has been depleted or further production has become uneconomical. Workover services can be utilized to remedy failures, modify well depth and formation penetration to capture hydrocarbons from alternative formations, clean out and recomplete a well when production has declined, repair leaks, or convert a depleted well to an injection well for secondary or enhanced recovery projects. Workovers are typically carried out with a rig that includes standard drilling accessories such as rotary drilling equipment, pumps and tanks for drilling fluids, blowout preventers and other specialized equipment for servicing rigs. We also provide equipment, including fluid service trucks, frac tanks and salt water disposal wells, to supply, store, remove and dispose of specialized fluids utilized in the completion and workover operations used in daily operations for producing wells.

Other production-related technical services include completion, production and rental tool services. Additionally, we provide fluid logistics services, including those related to the transportation, storage and disposal of fluids that are used in the drilling, development and production of hydrocarbons.

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations

Our discontinued operations is comprised of our global drilling rig operations and drilling-related services, consisting of equipment manufacturing, instrumentation optimization software and directional drilling services and other Nabors’ businesses. Results of operations of these business lines have been classified as discontinued operations in all periods presented. See Note 4—Assets Held for Sale and Discontinued Operations.

Note 2            Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less.

Investments

Short-term investments

Short-term investments may consist of equity securities, corporate debt securities, mortgage-backed debt securities and asset- backed debt securities. Securities classified as available-for-sale are stated at fair value. Unrealized holding gains and temporary losses for available-for-sale securities are excluded from earnings and, until realized, are presented in the Consolidated Statement of Comprehensive Income (Loss). Unrealized holding losses are included in earnings during the period for which the loss is determined to be other-than-temporary. We did not have any short-term investments as of December 31, 2014, subsequent to the Separation.

In computing realized gains and losses on the sale of equity securities, the specific-identification method is used. In accordance with this method, the cost of the equity securities sold is determined using the specific cost of the security when originally purchased.

Long-term investments

We had investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages, and participations in whole loans and whole-loan mortgages). These investments are non-marketable and do not have published fair values. The fair value of these investments approximates their carrying value and totaled $3.2 million as of December 31, 2013. We did not have any long-term investments as of December 31, 2014, subsequent to the Separation.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out or weighted-average costs methods and includes the cost of materials, labor and manufacturing overhead. Inventory includes the following:

	December 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$—	$128,606
Work-in-progress	—	26,762
Finished goods	47,588	54,425
	$47,588	$209,793

Property and Equipment

Property, plant and equipment, including renewals and betterments, are stated at cost, while maintenance and repairs are expensed currently. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets. We provide for the depreciation of our drilling and workover rigs using the units-of-production method. For each day a rig is operating, we depreciate it over an approximate 4,927-day period,

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the exception of our jackup rigs which are depreciated over an 8,030-day period, after provision for salvage value. For each day a rig asset is not operating, it is depreciated over an assumed depreciable life of 20 years, with the exception of our jackup rigs, where a 30-year depreciable life is used, after provision for salvage value.

Depreciation on our buildings, well-servicing rigs, oilfield hauling and mobile equipment, marine transportation and supply vessels, and other machinery and equipment is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value (buildings—10 to 30 years; well-servicing rigs—3 to 15 years; marine transportation and supply vessels—10 to 25 years; oilfield hauling and mobile equipment and other machinery and equipment—3 to 10 years). Amortization of capitalized leases is included in depreciation and amortization expense. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective property, plant and equipment accounts and any gains or losses are included in our income statement.

We review our assets for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the sum of estimated future cash flows, on an undiscounted basis, is less than the carrying amount of the long-lived asset. Impairment charges are recorded using discounted cash flows which requires the estimation of dayrates and utilization, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry.

For an asset classified as held for sale, we consider the asset impaired when its carrying amount exceeds fair value less its cost to sell. Fair value is determined in the same manner as an impaired long-lived asset that is held and used.

Significant and unanticipated changes to the assumptions could result in future impairments. A significantly prolonged period of lower oil and natural gas prices could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment, and an impairment of these assets could result in a material charge on our Consolidated Statements of Income (Loss), management believes that accounting estimates related to impairment of long-lived assets are critical.

Goodwill

We initially assess goodwill for impairment based on qualitative factors to determine whether to perform the two-step annual goodwill impairment test, a Level 3 fair value measurement. After qualitative assessment, step one of the impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, a second step is required to measure the goodwill impairment loss. The second step compares the implied fair value of the reporting unit’s goodwill to its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to the excess.

The fair values calculated in these impairment tests were determined using discounted cash flow models involving assumptions based on our utilization of rigs or other oil and gas service equipment, revenues and earnings from affiliates, as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. Our discounted cash flow projections for each reporting unit were based on financial forecasts. The future cash flows were discounted to present value using discount rates determined to be appropriate for each reporting unit. Terminal values for each reporting unit were calculated using a Gordon Growth methodology with a long-term growth rate of 3%.

Our estimated fair values of our reporting units incorporate judgment and the use of estimates by management. Potential factors requiring assessment include a further or sustained decline in Nabors stock price, declines in oil and natural gas prices, a variance in results of operations from forecasts, and additional transactions in the oil and gas industry.

The change in the carrying amount of goodwill for our business lines for the years ended December 31, 2013 and 2014 was as follows:

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at December 31, 2012	Separation	Acquisitions and Purchase Price Adjustments		Disposals and Impairments		Cumulative Translation Adjustment	Balance at December 31, 2013
	(in thousands)
Drilling & Rig Services:
U.S.	$50,149	$—	$—		$—		$—	$50,149
Rig Services	32,113	—	15,828	(1)	(9,631	)(2)	(1,049)	37,261
Subtotal Drilling & Rig Services	82,262	—	15,828		(9,631)		(1,049)	87,410
Completion & Production Services
Completion	334,992	—	—		—		—	334,992
Production	55,072	—	35,490	(3)	—		—	90,562
Subtotal Completion & Production Services	390,064	—	35,490		—		—	425,554
Total	$472,326	$—	$51,318		$(9,631)		$(1,049)	$512,964

	Balance at December 31, 2013	Separation		Acquisitions and Purchase Price Adjustments	Disposals and Impairments		Cumulative Translation Adjustment	Balance at December 31, 2014
	(in thousands)
Drilling & Rig Services:
U.S.	$50,149	$(50,149	)(4)	$—	$—		$—	$—
Rig Services	37,261	(37,261	)(4)	—	—		—	—
Subtotal Drilling & Rig Services	87,410	(87,410)		—	—		—	—
Completion & Production Services
Completion	334,992	—		—	(334,992	)(5)	—	—
Production	90,562	—		1,550	—		—	92,112
Subtotal Completion & Production Services	425,554	—		1,550	(334,992)		—	92,112
Total	$512,964	$(87,410)		$1,550	$(334,992)		$—	$92,112

(1)         Represents the goodwill recorded in connection with our acquisition of NES.

(2)         Represents the removal of goodwill in connection with our sale of Peak and the logistic assets from one of our Canada subsidiaries.

(3)         Represents the goodwill recorded in connection with our acquisition of KVS. See Note 5—Acquisitions for additional discussion.

(4)         Represents the removal of goodwill in connection with the transfer of our drilling and rig services businesses due to the Separation on October 1, 2014. See Note 4—Assets Held for Sale and Discontinued Operations.

(5)         Represents the impairment of the remaining goodwill associated with our 2010 acquisition of Superior Wells Services, Inc. (“Superior”). These impairment charges were deemed necessary due to the recent sharp decline in oil prices. See Note 3—Impairments and Other Charges.

Litigation and Insurance Reserves

We estimate our reserves related to litigation and insurance based on the facts and circumstances specific to the litigation and insurance claims and our past experience with similar claims. We maintain actuarially determined accruals in our Consolidated Balance Sheets to cover self-insurance retentions. See Note 16—Commitments and Contingencies regarding self-insurance accruals. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can reasonably be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure.

Revenue Recognition

We recognize revenues and costs on daywork contracts daily as the work progresses. For certain contracts, we receive lump-sum payments for the mobilization of rigs and other drilling equipment. We defer revenue related to mobilization periods and recognize the revenue over the term of the related drilling contract. Costs incurred related to a mobilization period for which a contract is secured are deferred and recognized over the term of the related drilling contract. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. We defer recognition of revenue on amounts received from customers for prepayment of services until those services are provided.

We recognize revenue for top drives and instrumentation systems we manufacture when the earnings process is complete. This generally occurs when products have been shipped, title and risk of loss have been transferred, collectability is probable, and pricing is fixed and determinable.

In connection with the performance of our cementing services, we recognize product and service revenue when the products are delivered or services are provided to the customer and collectability is reasonably assured. Product sale prices are determined by published price lists provided to our customers.

We recognize, as operating revenue, proceeds from business interruption insurance claims in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in losses (gains) on sales and disposals of long-lived assets and other expense (income), net in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements that are expected to be less than the carrying value of damaged assets are recognized at the time the loss is incurred and proof of loss documentation is received and then recorded in losses (gains) on sales and disposals of long-lived assets and other expense (income), net.

We recognize reimbursements received for out-of-pocket expenses incurred as revenues and account for out-of-pocket expenses as direct costs.

Income Taxes

We are a Bermuda exempted company and therefore are not subject to income taxes in Bermuda. Income taxes have been provided based on the tax laws and rates in effect in the countries where we operate and earn income. The income taxes in these jurisdictions vary substantially. Our worldwide effective tax rate for financial statement purposes will continue to fluctuate from year to year due to the change in the geographic mix of pre-tax earnings.

We recognize increases to our tax reserves for uncertain tax positions along with interest and penalties as an increase to other long-term liabilities.

For U.S. and other jurisdictional income tax purposes, we have net operating loss carryforwards that we are required to assess quarterly for potential valuation allowances. We consider the sufficiency of existing temporary differences and expected future earnings levels in determining the amount, if any, of valuation allowance required against such carryforwards and against deferred tax assets.

We realize an income tax benefit associated with certain awards issued under Nabors’ stock plans. We recognize the benefits related to tax deductions up to the amount of the compensation expense recorded for the award in the Consolidated Statements of Income (Loss). Any excess tax benefit (i.e., tax deduction in excess of compensation expense) is reflected as an increase in capital in excess of par. Any shortfall is recorded as a reduction to capital in excess of par to the extent of our aggregate accumulated pool of windfall benefits, beyond which the shortfall would be recognized in the Consolidated Statements of Income (Loss).

NABORS RED LION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

For certain of our foreign subsidiaries, such as those in Canada, the local currency is the functional currency, and therefore translation gains or losses associated with foreign-denominated monetary accounts are accumulated in a separate section of the Consolidated Statements of Changes in Equity. For our other international subsidiaries, the U.S. dollar is the functional currency, and therefore local currency transaction gains and losses, arising from remeasurement of payables and receivables denominated in local currency, are included in our Consolidated Statements of Income (Loss).

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) relating to the reporting of discontinued operations and the disclosures related to disposals of components of an entity. The core principles address the question around whether the disposal represents a strategic shift, if the operations and cash flows can be clearly distinguished and continuing involvement will no longer preclude a disposal from being presented as discontinued operations. These changes are effective for interim and annual periods that begin after December 15, 2014. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In May 2014, the FASB issued an ASU relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The core principle will require recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. These changes are effective for interim and annual periods that begin after December 15, 2016. Early application is not permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In June 2014, the FASB issued an ASU relating to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The core principle will require the reporting entity to apply existing guidance in Topic 718-Compensation-Stock Compensation relating to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. These changes are effective for interim and annual periods that begin after December 15, 2015. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In February 2015, the FASB issued an ASU relating to consolidation, which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We are currently evaluating the impact this will have on our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:

•                  depreciation of property, plant and equipment;

•                  impairment of long-lived assets;

•                  impairment of goodwill and intangible assets;

NABORS RED LION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•                  income taxes;

•                  litigation and self-insurance reserves; and

•                  fair value of assets acquired and liabilities assumed.

Note 3            Impairments and Other Charges

The components of impairments and other charges are provided below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Goodwill impairment	$334,992	$—	$—
Intangible asset impairment	23,486	—	74,960
Transaction costs	5,100	—	—
Impairment of long-lived assets	—	20,000	—
Provision for retirement of assets	—	—	55,554
Total impairments and other charges	$363,578	$20,000	$130,514

Goodwill impairments

During 2014, we impaired the entire goodwill balance of $335.0 million related to our 2010 acquisition of Superior. This impairment was deemed necessary due to the recent decline in oil prices and the lack of certainty regarding eventual recovery in the value of these operations.

There were no goodwill impairments in 2013 and 2012.

Intangible asset impairments

During 2014, we recognized an impairment of $23.5 million primarily related to various customer relationships within our Completion Services operating segment.

During 2012, we recorded an impairment of the Superior trade name totaling $75.0 million. The Superior trade name was initially classified as a ten-year intangible asset at the date of acquisition in September 2010. The impairment was a result of the decision to cease using the Superior trade name to reduce confusion in the marketplace and enhance the Nabors brand.

There were no intangible asset impairments in 2013.

Transaction costs

During 2014, we incurred $5.1 million costs related to preparing Red Lion and the C&P Business for the Merger with CJES.

Impairments of long-lived assets

During 2013, we recognized an impairment of $20.0 million to our fleet of coil-tubing units in our Completion & Production Services business line. Intense competition and oversupply of equipment led to lower utilization and margins for this product line. When these factors were considered as part of our annual impairment tests on long-lived assets, the sum of the estimated future cash flows, on an undiscounted basis, was less than the carrying amount of these assets. The estimated fair values of these assets were calculated using discounted cash flow models involving assumptions based on our utilization of the assets, revenues and direct costs, capital expenditures and working capital requirements. We believe the fair value estimated for purposes of these tests represents a Level 3 fair value measurement. In 2013, we suspended our coil-tubing operations in the United States. A prolonged period of slow economic recovery could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

NABORS RED LION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no long-lived asset impairments in 2014 or 2012.

Provision for retirement of long-lived assets

During 2012, we recorded a provision for the retirement of assets of $55.6 million, representing the carrying value less any salvage value relating to non-core assets that had become inoperable or functionally obsolete.

There were no provisions for retirement of long-lived assets in 2014 or 2013.

Note 4            Assets Held for Sale and Discontinued Operations

Assets Held for Sale

Assets held-for-sale included the following:

	December 31,
	2014	2013
	(in thousands)
Oil and Gas	$—	$239,936
Rig Services	—	3,328
	$—	$243,264

There were no assets classified as held-for-sale as of December 31, 2014 as a result of the Separation on October 1, 2014. Assets held-for-sale as of December 31, 2013 consisted of our oil and gas holdings in Alaska and Canada and are included within discontinued operations for all periods presented in the accompanying financial statements.

Oil and Gas Properties

The carrying value of our assets held for sale represents the lower of carrying value or fair value less costs to sell. We have deferred tax liabilities of approximately $2.3 million, which are included in long-term deferred income taxes in our Consolidated Balance Sheet at December 31, 2013, associated with our oil and gas operations in Canada.

We had contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing. In December 2013, we entered into agreements to restructure these contracts, assigning a portion of the obligation to third parties and reducing our future payment commitments. At December 31, 2013, our undiscounted contractual commitments for these contracts approximated $171.2 million, and we had liabilities of $113.6 million, including $64.4 million classified as current and included in accrued liabilities. The amounts at December 31, 2013 represented our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.

Discontinued Operations

Effective October 1, 2014, Red Lion divested all of its businesses, except for those comprising the C&P Business. The operating results from these divested businesses for all periods presented are retroactively presented and accounted for as discontinued operations in the accompanying Consolidated Statements of Income (Loss) and the accompanying notes to the consolidated financial statements.

The components of our income from discontinued operations were as follows:

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues and other income:
Operating revenues	$3,379,783	$4,227,960	$4,587,471
Losses from unconsolidated affiliates	(6,108)	(353)	(289,228)
Investment income	10,248	96,455	62,914
Management fees	24,435	27,157	22,609
Total revenues and other income	3,408,358	4,351,219	4,383,766
Costs and other deductions:
Direct costs	1,988,316	2,522,190	2,754,561
General and administrative expenses	310,322	386,707	364,955
Depreciation and amortization	686,966	915,576	844,332
Interest expense	133,165	223,102	251,244
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	(1,917)	51,582	(184,814)
Impairments and other charges	4,830	264,786	324,959
Total costs and other deductions	3,121,682	4,363,943	4,355,237
Income (loss) from discontinued operations before income tax	286,676	(12,724)	28,529

Total income tax expense (benefit)	64,454	(106,538)	(48,958)
Dividends on preferred stock	(3,100)	—	—
Less: Net income attributable to noncontrolling interest	(972)	(6,946)	(635)
Income from discontinued operations, net of tax	$224,350	$86,868	$76,852

Note 5            Acquisitions

2013 Acquisitions

In October 2013, we purchased KVS Transportation, Inc. and D&D Equipment Investments, LLC, (collectively, “KVS”) for total consideration of $149.0 million. KVS provides various logistics and support services operating in the oilfield and well-servicing industry. Services are provided by tractor trucks, bobtail trucks, winch trucks, other truck types, trailers, container bins, eyewash stations, and various types of tanks, shop equipment and other related support equipment. This acquisition expands our truck fleet, vacuum truck services, and tank and related equipment services, and is included in our Production Services operating segment. The excess of the purchase price over the fair values of the assets acquired was recorded as goodwill in the amount of $35.5 million.

Note 6 Cash and Cash Equivalents and Short-term Investments

Our cash and cash equivalents and short-term investments consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$28,401	$389,109
Short-term investments:
Available-for-sale equity securities	—	96,942
Available-for-sale debt securities	—	20,276
Total short-term investments	$—	$117,218

Certain information related to our cash and cash equivalents and short-term investments follows:

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2014			2013
	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
	(in thousands)
Cash and cash equivalents	$28,401	$—	$—	$389,109	$—	$—
Short-term investments:
Available-for-sale equity securities	—	—	—	96,942	68,395	—
Available-for-sale debt securities:
Corporate debt securities	—	—	—	19,388	4,122	—
Mortgage-backed debt securities	—	—	—	210	11	—
Mortgage-CMO debt securities	—	—	—	20	—	(2)
Asset-backed debt securities	—	—	—	658	2	(54)
Total available-for-sale debt securities	—	—	—	20,276	4,135	(56)
Total available-for-sale securities	—	—	—	117,218	72,530	(56)
Total short-term investments	—	—	—	117,218	72,530	(56)
Total cash, cash equivalents and short-term investments	$28,401	$—	$—	$506,327	$72,530	$(56)

As of December 31, 2014, we had no short-term investments.

Note 7            Fair Value Measurements

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we employ valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances utilizing a fair value hierarchy based on the observability of those inputs. Under the fair value hierarchy:

•                  Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

•                  Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

•                  Level 3 measurements include those that are unobservable and of a subjective nature.

These financial statements also include notes payable, related to the acquisition of KVS, at carrying value which approximates fair value as of December 31, 2013. This fair value (Level 3) was calculated using a discounted cash flow model which incorporates details such as contractual terms, maturity and, in certain instances, timing and amount of future cash flows, as well as assumptions related to liquidity and credit valuation adjustments of marketplace participants. These notes are obligations of other Nabors’ entities subsequent to the Separation and are not included in the accompanying consolidated balance sheet as of December 31, 2014. See Note 5—Acquisitions for additional discussion.

Preferred stock is presented on the Consolidated Balance Sheets at fair value as of the acquisition date of Superior. The fair value of our preferred stock is estimated based on prices quoted from third party financial

NABORS RED LION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

institutions. The fair value (Level 2) of our preferred stock was approximately $69.0 million as of December 31, 2013. See Note 14—Subsidiary Preferred Stock for additional discussion.

The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2013. As of December 31, 2014 we had no financial assets accounted for at fair value. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During 2013, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments:
Available-for-sale equity securities from energy industry	$96,080	$862	$—	$96,942
Available-for-sale debt securities:
Corporate debt securities	—	19,388	—	19,388
Mortgage-backed debt securities	—	210	—	210
Mortgage-CMO debt securities	—	20	—	20
Asset-backed debt securities	658	—	—	658
Total short-term investments	$96,738	$20,480	$—	$117,218

Nonrecurring Fair Value Measurements

Fair value measurements were applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which would consist of measurements primarily to assets held for sale, goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination and our pipeline contractual commitment.

Fair Value of Financial Instruments

The fair value of our affiliate notes payable at December 31, 2014 approximates its carrying value given its short term to maturity. The fair value of our long-term debt, revolving credit facility, commercial paper and subsidiary preferred stock is estimated based on quoted market prices or prices quoted from third-party financial institutions.

As of December 31, 2013 the carrying and fair values of our long-term debt and subsidiary preferred stock were as follows:

	As of December 31,
	2013
	Effective Interest Rate	Carrying Value	Fair Value
2.35% senior notes due September 2016	2.56%	$349,820	$354,694
6.15% senior notes due February 2018	6.42%	969,928	1,097,480
9.25% senior notes due January 2019	9.33%	339,607	428,733
5.00% senior notes due September 2020	5.20%	697,947	731,955
4.625% senior notes due September 2021	4.75%	698,148	709,793
5.10% senior notes due September 2023	5.26%	348,765	349,731
Subsidiary preferred stock	4.00%	69,188	69,000
Revolving credit facility	2.28%	170,000	170,000
Commercial paper	0.45%	329,844	329,844
Other	0.00%	10,243	10,243
		$3,983,490	$4,251,473

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

NABORS RED LION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2014 we had no short-term investments. As of December 31, 2013, our short-term investments were carried at fair market value and included $117.2 million in securities classified as available-for-sale.

Note 8            Share-Based Compensation

We compensate some of our employees in the form of share-based awards issued from NIL. The amount of compensation expense we recognize is based on the grant-date fair value and we pay cash to NIL as awards vest.

Total share-based compensation expense for our continuing operations, which includes stock options and restricted stock, totaled $4.0 million, $4.5 million and $4.1 million for 2014, 2013 and 2012, respectively, and is included in direct costs and general and administrative expenses in our Consolidated Statements of Income (Loss). See Note 19—Segment Information.

Stock Option Plans

As of December 31, 2014, Nabors had several stock plans under which options to purchase Nabors common shares could be granted to key officers and managerial employees of Red Lion and its subsidiaries. Options granted under the plans generally are at prices equal to the fair market value of Nabors shares on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives, options granted may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 6.3 million and 7.8 million Nabors common shares remained available for grant as of December 31, 2014 and 2013, respectively. Of the Nabors common shares available for grant as of December 31, 2014, approximately 5.0 million of these shares are also available for issuance in the form of restricted shares.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model which uses assumptions for the risk-free interest rate, volatility, dividend yield and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. Expected volatilities are based on implied volatilities from traded options on Nabors’ common shares, historical volatility of Nabors’ common shares, and other factors. We use historical data to estimate the expected term of the options and employee terminations within the option-pricing model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options represents the period of time that the options granted are expected to be outstanding.

We also consider an estimated forfeiture rate for these option awards, and we recognize compensation cost only for those shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to five years. The forfeiture rate is based on historical experience. Estimated forfeitures have been adjusted to reflect actual forfeitures during 2014.

Stock option transactions under our various stock-based employee compensation plans as of December 31, 2014, and the changes during the year ended December 31, 2014 are presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except shares and exercise price)
Options outstanding as of December 31, 2013	15,421	$20.84
Granted	—	—
Exercised	(2,436)	9.99
Forfeited	(3,184)	23.21
Separation	(9,485)	22.76
Options outstanding as of December 31, 2014	316	$14.05	3.51 years	$864
Options exercisable as of December 31, 2014	309	$14.02	3.43 years	$861

NABORS RED LION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the options outstanding, 0.3 million were exercisable at the weighted-average exercise price of $14.02 as of December 31, 2014.

During 2013 and 2012, respectively, Nabors awarded options vesting over periods up to four years to purchase 32,000 and 644,822 of Nabors common shares to our employees and executive officers. No options were awarded during 2014.

The fair value of stock options granted during 2013 and 2012 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Year Ended
	2013	2012
Weighted average fair value of options granted	$6.01	$9.47
Weighted average risk free interest rate	0.57%	0.63%
Dividend yield	0.69%	0.00%
Volatility(1)	51.01%	55.84%
Expected life	4.0 years	4.0 years

(1)         Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

A summary of our unvested stock options as of December 31, 2014, and the changes during the year then ended is presented below:

Unvested Stock Options	Outstanding	Weighted- Average Grant- Date Fair Value
	(in thousands, except fair value)
Unvested as of December 31, 2013	549	$8.88
Granted	—	—
Vested	(188)	8.80
Forfeited	(13)	4.83
Separation	(341)	9.08
Unvested as of December 31, 2014	7	$6.22

The total intrinsic value of all options exercised, including those employees included in the Separation, during 2014, 2013 and 2012 was $38.8 million, $4.1 million and $23.1 million, respectively. The total fair value of options that vested during the years ended December 31, 2014, 2013 and 2012 was $1.7 million, $4.1 million and $7.1 million, respectively.

As of December 31, 2014, there was $35.6 thousand of total future compensation cost related to unvested options that are expected to vest within our continuing operations. That cost is expected to be recognized over a weighted-average period of approximately one year.

Restricted Stock

Our stock plans allow grants of Nabors restricted stock. Nabors restricted stock is issued on the grant date, but cannot be sold or transferred. Nabors restricted stock vests in varying periodic installments ranging up to five years.

A summary of our restricted stock as of December 31, 2014, and the changes during the year then ended, is presented below:

NABORS RED LION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock

	Outstanding	Weighted- Average Grant- Date Fair Value
	(in thousands, except fair value)
Unvested as of December 31, 2013	3,391	$18.28
Granted	1,001	22.78
Vested	(1,109)	20.23
Forfeited	(183)	19.51
Separation	(2,533)	19.18
Unvested as of December 31, 2014	567	$19.18

During 2014, 2013 and 2012, Nabors awarded 1,001,341, 3,971,414 and 836,015 shares of restricted stock, respectively, to our employees. These awards had an aggregate value at their date of grant of $22.8 million, $65.2 million and $17.1 million, respectively, and were scheduled to vest over a period of up to four years. The fair value of Nabors restricted stock that vested during 2014, 2013 and 2012 was $24.5 million, $31.9 million and $8.1 million, respectively. The fair value of these awards is based on the closing price of Nabors stock on the date the awards are granted.

As of December 31, 2014, there was $7.8 million of total future compensation cost related to unvested Nabors restricted stock awards that are expected to vest within our continuing operations. That cost is expected to be recognized over a weighted-average period of approximately one year.

Prior to the Separation

The Chief Executive Officer and certain other executives’ share based compensation is portioned such that it is allocated between the parent company, NIL, and Red Lion and its subsidiaries based upon an estimate of time devoted to each respective entity’s operations. These executives are employees of the other Nabors’ businesses included in the Separation.

Nabors restricted stock share-based awards also include two types of performance share awards: the first, based on Nabors performance measured against pre-determined performance metrics and the second, based on market conditions measured against a predetermined peer group. We recognize compensation cost on a straight-line basis over three to five years, which generally represents the vesting term. The performance period for the awards granted in 2014 commenced on January 1, 2013 and ended on December 31, 2013. All of the employees eligible for these awards were included in the Separation and as such, any related expense has been recorded in discontinued operations.

Restricted Stock Based on Performance Conditions

During 2014, Nabors granted 307,964 restricted stock performance-based awards for fiscal year 2013 to some of our executives under our discontinued operations. These awards vest over a period up to three years. The performance awards granted are based upon achievement of specific financial or operational objectives. The number of shares granted will be determined by the number of performance goals achieved. The performance shares based on performance conditions are liability-classified awards, of which our accrued liabilities included $1.6 million at December 31, 2013. The fair value of these awards was estimated at each reporting period during 2013, based on internal metrics and marked to market at December 31, 2013. All of the employees eligible for these awards were included in the Separation and as such, no liability is included in our December 31, 2014 Consolidated Balance Sheet.

Restricted Stock Based on Market Conditions

During 2014, Nabors granted restricted stock awards based on market conditions to some of our executives under our discontinued operations. Nabors granted 336,217 such awards with an aggregate fair value of $3.8 million. These shares were granted based on the comparative performance of Nabors Total Shareholder Return (“TSR”) relative to a peer group over a three-year period.

NABORS RED LION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions during 2014:

Risk free interest rate	0.80%
Expected volatility	40.00%
Closing stock price	$16.99
Expected term (in years)	3.00

The following table sets forth information regarding outstanding Nabors restricted stock based on market conditions as of December 31, 2014:

Market based restricted stock	Outstanding	Weighted- Average Grant- Date Fair Value
	(in thousands, except fair value)
Outstanding as of December 31, 2013	301	$10.42
Granted	336	11.40
Vested	—	—
Forfeited	—	—
Separation	(637)	10.94
Outstanding as of December 31, 2014	—	$—

Note 9            Property, Plant and Equipment

The major components of our property, plant and equipment are as follows:

	December 31,
	2014	2013
	(in thousands)
Land	$29,741	$63,733
Buildings	80,476	163,962
Drilling, workover and well-servicing rigs, and related equipment	1,270,626	12,818,136
Marine transportation and supply vessels	—	14,062
Oilfield hauling and mobile equipment	1,099,316	1,322,798
Other machinery and equipment	48,257	168,465
Construction-in-process(1)	—	693,475
	$2,528,416	$15,244,631
Less: accumulated depreciation and amortization	(1,262,642)	(6,646,818)
	$1,265,774	$8,597,813

(1)         Relates primarily to amounts capitalized for new or substantially new drilling, workover and well-servicing rigs that were under construction and had not yet been placed into service as of December 31, 2013.

Repair and maintenance expense included in direct costs in our Consolidated Statements of Income (Loss) totaled $233.8 million, $229.9 million and $293.8 million during 2014, 2013 and 2012, respectively. Interest costs of $5.0 million, $19.4 million and $24.0 million were capitalized during 2014, 2013 and 2012, respectively.

Note 10     Financial Instruments and Risk Concentration

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, interest rates, and marketable and non-marketable security prices as discussed below.

Foreign Currency Risk

We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk or foreign currency devaluation risk. As of December 31, 2014, the most significant exposures arise in connection with our operations in Canada, which is substantially unhedged.

NABORS RED LION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At various times, we utilize local currency borrowings (foreign-currency-denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate.

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short- term and long-term investments and accounts receivable. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our short-term and long-term investments are managed within established guidelines that limit the amounts that may be invested with any one issuer and provide guidance as to issuer credit quality. We believe that the credit risk in our cash and investment portfolio is minimized as a result of the mix of our investments. In addition, our trade receivables are with a variety of U.S., international and foreign-country national oil and gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers, and we generally do not require material collateral. We do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to providing services to them. We maintain reserves for potential credit losses, and these losses historically have been within management’s expectations.

Interest Rate and Marketable and Non-marketable Security Price Risk

Our financial instruments that are potentially sensitive to changes in interest rates include our 2.35%, 5.10%, 6.15%, 9.25%, 5.0% and 4.625% senior notes, our investments in debt securities (including corporate, asset-backed, mortgage-backed debt and mortgage- CMO debt securities) and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages, and participations in whole loans and whole-loan mortgages), which are classified as long-term investments. Substantially all of these financial instruments were included in the Separation and are not included in our December 31, 2014 Consolidated Balance Sheet.

We may utilize derivative financial instruments that are intended to manage our exposure to interest rate risks. The use of derivative financial instruments could expose us to further credit risk and market risk. Credit risk in this context is the failure of counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty would owe us, which can create credit risk for us. When the fair value of a derivative contract is negative, we would owe the counterparty, and therefore, we would not be exposed to credit risk. We attempt to minimize credit risk in derivative instruments by entering into transactions with major financial institutions that have a significant asset base. Market risk related to derivatives is the adverse effect on the value of a financial instrument that results from changes in interest rates. We try to manage market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the type and degree of market risk that we undertake.

Note 11     Debt

As of December 31, 2014, affiliate notes payable consisted of the following:

December 31, 2014
(in thousands)
$880 million affiliate note	$880,820
$57 million affiliate note	57,250
$75 million affiliate note	15,000
$953,070

Affiliate Notes Payable

In October 2014, Nabors Completion & Production Services Co., our wholly owned subsidiary, entered into Promissory Notes with an aggregate face value of $880.8 million. These notes have a stated interest rate of

NABORS RED LION LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.10% annually and were originally scheduled to mature in December 2014. On December 31, 2014 these notes were amended to extend the maturity date to March 31, 2015. The interest and outstanding unpaid principal amounts are due at maturity.

In October 2014, 1834367 Alberta Ltd., our wholly owned subsidiary, entered into a Promissory Note with an aggregate face value of $57.3 million. These notes have a stated interest rate of 1.10% annually and were originally scheduled to mature in December 2014. On December 31, 2014 these notes were amended to extend the maturity date to March 31, 2015. The interest and outstanding unpaid principal amounts are due at maturity.

In October 2014, Nabors Completion & Production Services Co., our wholly owned subsidiary, entered into Promissory Notes with an aggregate face value of $75.0 million. These notes have a stated interest rate of 1.10% annually and were originally scheduled to mature in December 2014. On December 31, 2014 these notes were amended to extend the maturity date to March 31, 2015. The interest and outstanding unpaid principal amounts are due at maturity. In December 2014, we paid down $60.0 million principal on these notes.

Approximately $688 million of these affiliate notes are expected to be paid and settled as of the closing of the Merger. CJES has obtained commitments from certain financial institutions to provide debt financing in an amount sufficient to fund the payment of $688 million at closing. NIL has agreed to cause the balance of the affiliate notes remaining after the payment of the $688 million, to be contributed to Red Lion at the closing of the Merger, such that Red Lion would have no remaining obligation under these notes. If the closing of the Merger does not occur as expected, NIL has agreed to extend the maturity date of the affiliate note payable and provide financial support, if needed, to Red Lion through at least February 24, 2016 to satisfy its current obligations and continue its operations.

In connection with the Separation on October 1, 2014, all of the Company’s long-term debt, including commercial paper borrowings and our revolving credit facility, was transferred to a NIL subsidiary.

As of December 31, 2013, debt consisted of the following:

December 31, 2013
(in thousands)
2.35% senior notes due September 2016	349,820
6.15% senior notes due February 2018	969,928
9.25% senior notes due January 2019	339,607
5.00% senior notes due September 2020	697,947
4.625% senior notes due September 2021	698,148
5.10% senior notes due September 2023	348,765
Revolving credit facility	170,000
Commercial paper	329,844
Other	10,243
$3,914,302
Less: current portion	10,185
$3,904,117

2.35% and 5.10% Senior Notes Due September 2016 and September 2023

In September 2013, Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”), our wholly owned subsidiary, completed a private placement of $700 million aggregate principal amount of senior notes, comprised of $350 million aggregate principal amount of 2.35% senior notes due 2016 and $350 million aggregate principal amount of 5.10% senior notes due 2023. The notes are unsecured and fully and unconditionally guaranteed by NIL. The notes were sold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A and to certain investors outside of the United States under Regulation S under the Securities Act. The notes pay interest semiannually on March 15 and September 15, beginning on March 15, 2014. The 2.35% senior notes will mature on September 15, 2016, and the 5.10% senior notes will mature on September 15, 2023.

The notes rank equal in right of payment to all of Nabors Delaware’s existing and future senior unsubordinated debt. The notes rank senior in right of payment to all of our existing and future senior subordinated

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and subordinated debt. NIL’s guarantee of the notes is unsecured and ranks equal in right of payment to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The indenture includes covenants customary for transactions of this type that, subject to significant exceptions, limit our subsidiaries’ ability to, among other things, incur certain liens or enter into sale and leaseback transactions. In the event of a Change of Control Trigger Event, as defined in the indenture, with respect to a series of the notes, the holders of that series of notes may require Nabors Delaware to purchase all or a portion of each senior note in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. The notes are redeemable in whole or in part at any time at the option of Nabors Delaware at the redemption prices specified in the indenture, plus accrued and unpaid interest. Nabors Delaware used the proceeds from the issuance of the notes, together with cash on hand, to redeem a portion of its 9.25% senior notes due 2019.

6.15% Senior Notes Due February 2018

In February 2008, Nabors Delaware completed a private placement of $575 million aggregate principal amount of 6.15% senior notes due 2018, which are unsecured and are fully and unconditionally guaranteed by NIL. On July 22, 2008, Nabors Delaware completed an additional private placement under the same indenture of $400 million aggregate principal amount of 6.15% senior notes due 2018, and fully and unconditionally guaranteed by NIL. These new notes are subject to the same rates, terms and conditions and together will be treated as a single class of debt securities under the indenture (together $975 million 6.15% senior notes due 2018). The issue of notes was resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain investors outside of the United States pursuant to Regulation S under the Securities Act. The notes bear interest at a rate of 6.15% per year, payable semi-annually on February 15 and August 15 and will mature on February 15, 2018.

The notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware’s future secured debt. The senior notes rank equally with any of Nabors Delaware’s other existing and future unsubordinated debt and are senior in right of payment to any of Nabors Delaware’s future senior subordinated debt. NIL’s guarantee of the senior notes is unsecured and ranks equal in right of payment to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The notes are subject to redemption by Nabors Delaware, in whole or in part, at any time at a redemption price equal to the greater of (i) 100% of the principal amount of the notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the indenture. In the event of a change in control triggering event, as defined in the indenture, the holders of notes may require Nabors Delaware to purchase all or any part of each note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent Nabors Delaware has exercised its right to redeem the notes.

9.25% Senior Notes Due January 2019

In September 2013, Nabors Delaware commenced a cash tender offer for any and all of its outstanding 9.25% senior notes due 2019, which expired on September 11, 2013. On September 12, 2013, Nabors Delaware accepted for repurchase all of the notes that were validly tendered and not validly withdrawn prior to the expiration of the tender offer, totaling $785.4 million aggregate principal amount of the notes (including $14 million held by a consolidated affiliate). Nabors Delaware paid the holders an aggregate of approximately $1.0 billion in cash, reflecting principal, accrued and unpaid interest and a premium of $211.9 million (including related fees), from the proceeds of the 2.35% senior notes due 2016 and 5.10% senior notes due 2023 issued in September 2013, discussed above, borrowings under its commercial paper program and cash on hand. Following the repurchase, $339.6 million aggregate principal amount of the 9.25% senior notes remains outstanding. The 9.25% senior notes due 2019 have similar rankings, covenants and change of control provisions as Nabors Delaware’s other series of senior notes. The premium represents the loss on the debt extinguishment and is included in the income from discontinued operations line of our Consolidated Statements of Income (Loss) for the year ended December 31, 2013.

5.0% Senior Notes Due September 2020

In September 2010, Nabors Delaware completed a private placement of $700 million aggregate principal amount of 5.0% senior notes due 2020, which are unsecured and fully and unconditionally guaranteed by NIL. The notes were resold by the initial purchasers to qualified institutional buyers under Rule 144A and to certain investors

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outside of the United States under Regulation S. The notes pay interest semi-annually on March 15 and September 15 and will mature on September 15, 2020.

The notes rank equal in right of payment to all of Nabors Delaware’s existing and future unsubordinated indebtedness, and senior in right of payment to all of Nabors Delaware’s existing and future senior subordinated and subordinated indebtedness. NIL’s guarantee of the notes is unsecured and an unsubordinated obligation and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. In the event of a change of control triggering event, as defined in the indenture, the holders of the notes may require Nabors Delaware to purchase all or a portion of the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any. The notes are redeemable in whole or in part at any time at the option of Nabors Delaware at a redemption price, plus accrued and unpaid interest, as specified in the indenture. Nabors Delaware used a portion of the proceeds to repay the borrowing under a revolving credit facility incurred to fund our acquisition in September 2010.

4.625% Senior Notes Due September 2021

In August 2011, Nabors Delaware completed a private placement of $700 million aggregate principal amount of 4.625% senior notes due 2021, which are unsecured and fully and unconditionally guaranteed by NIL. The notes were resold by the initial purchasers to qualified institutional buyers under Rule 144A and to certain investors outside of the United States under Regulation S. The notes pay interest semi-annually on March 15 and September 15 and will mature on September 15, 2021.

The notes rank equal in right of payment to all of Nabors Delaware’s existing and future unsubordinated indebtedness, and senior in right of payment to all of Nabors Delaware’s existing and future senior subordinated and subordinated indebtedness. NIL’s guarantee of the notes is unsecured and an unsubordinated obligation and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. In the event of a change of control triggering event, as defined in the indenture, the holders of the notes may require Nabors Delaware to purchase all or a portion of the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any. The notes are redeemable in whole or in part at any time at the option of Nabors Delaware at a redemption price, plus accrued and unpaid interest, as specified in the indenture. Nabors Delaware used a portion of the proceeds to pay back borrowings on our revolving credit facilities and for other general corporate purposes.

5.375% Senior Notes Due August 2012

In August 2012, we paid $282.4 million to holders of Nabors Delaware’s 5.375% senior notes, representing principal of $275.0 million and accrued interest of $7.4 million. We used cash on hand and $270 million from revolving credit facilities to pay this obligation.

Commercial Paper Program

In April 2013, Nabors Delaware established a commercial paper program. This program allows for the issuance from time to time of up to an aggregate amount of $1.5 billion in commercial paper with a maturity of no more than 397 days. Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in November 2017, more than one year from the date of the Consolidated Balance Sheets. As of December 31, 2013, we had approximately $329.8 million of commercial paper outstanding; we used the proceeds to reduce borrowings under our revolving credit facility and redeem debt. The weighted average interest rate on borrowings at December 31, 2013 was 0.446%.

Revolving Credit Facility

At December 31, 2013, we had $1.3 billion of remaining availability under our $1.5 billion revolving credit facility. The weighted average interest rate on borrowings at December 31, 2013 was 1.49%. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require Nabors to maintain a net funded indebtedness to total capitalization ratio, as defined in each agreement. We were in compliance with all covenants under the agreement at

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2013. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Short-Term Borrowings

We had no letter-of-credit facilities as of December 31, 2014.

Note 12     Income Taxes

As of December 31, 2014, we have no uncertain tax positions. The following is a reconciliation of our uncertain tax positions during 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	(in thousands)
Balance as of January 1	$47,552		$83,950		$68,848
Additions based on tax positions related to the current year	—		145		922
Additions for tax positions for prior years	—		3,360		16,372 (3)
Reductions for tax positions for prior years	—		(30,320	)(2)	(1,174)
Settlements	—		(9,583)		(1,018)
Separation	(47,552	)(1)	—		—
Balance as of December 31	$—		$47,552		$83,950

(1)         Balance relates to other Nabors’ entities included in the Separation and are not included in the accompanying consolidated balance sheet as of December 31, 2014.

(2)         Includes $21.6 million related to settlements in Mexico, Canada and Algeria and $8.7 million due to the expiration of statutes.

(3)         Includes an uncertain tax position of $10.4 million related to a Mexico audit assessment.

We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world.

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States and Other Jurisdictions
United States	$(323,745)	$111,616	$153,404
Canada	2,441	76	(2,312)
Income (loss) from continuing operations before income taxes	$(321,304)	$111,692	$151,092

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
U.S. federal	$18,223	$42,026	$53,623
Outside the U.S.	2,661	1,566	2,625
State	785	6,942	9,468
	$21,669	$50,534	$65,716

Deferred:
U.S. federal	$(4,884)	$(7,684)	$(4,340)
Outside the U.S.	(2,051)	(1,547)	(3,028)
State	(1,835)	(1,252)	(2,905)
	$(8,770)	$(10,483)	$(10,273)
Income tax expense (benefit)	$12,899	$40,051	$55,443

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of our statutory tax rate to our worldwide effective tax rate consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except tax rate)
Income tax provision at statutory tax rate (Bermuda rate of 0%)	$—	$—	$—
Taxes (benefit) on U.S. and other international earnings (losses) at greater than the Bermuda rate	(112,701)	39,596	52,811
State income taxes (benefit)	(1,760)	5,691	6,562
Goodwill impairment	108,086	—	—
Deferred intercompany gain	14,882	—	—
Other	4,392	(5,236)	(3,930)
Income tax expense (benefit)	$12,899	$40,051	$55,443
Effective tax rate	(4.0)%	35.9%	36.7%

The change in our effective tax rate from 2013 to 2014 is primarily attributable to the tax effect related to impairments. The change in our effective tax rate from 2012 to 2013 resulted mainly from the geographic mix of pre-tax earnings and settlements of tax disputes.

The components of our net deferred taxes consisted of the following:

	Year Ended December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,172	$1,658,084
Equity compensation	—	32,219
Deferred revenue	—	35,689
Accrued expenses not currently deductible for tax	3,232	109,294
Insurance loss reserves	—	4,645
Accrued interest	—	224,959
Other	4,986	161,253
Subtotal	$9,390	$2,226,143
Valuation allowance	—	(1,547,441)
Deferred tax assets:	$9,390	$678,702

Deferred tax liabilities:
Depreciation and amortization for tax in excess of book expense	$325,956	$967,689
Variable interest investments	—	85,979
Deferred revenue	58	—
Insurance Loss Reserves	39	—
Other	1,118	17,890
Deferred tax liability	$327,171	$1,071,558
Net deferred assets (liabilities)	$(317,781)	$(392,856)

Balance Sheet Summary:
Net current deferred asset	$5,222	$121,316
Net noncurrent deferred asset	—	6,489	(1)
Net current deferred liability	—	(3,075	)(2)
Net noncurrent deferred liability	(323,003)	(517,586)
Net deferred asset (liability)	$(317,781)	$(392,856)

(1)         This amount is included in other long-term assets as of December 31, 2013.

(2)         This amount is included in accrued liabilities as of December 31, 2013.

As of December 31, 2014, after giving effect to the Separation, we had negligible net operating loss carryforwards for U.S. federal tax purposes.

For U.S. state income tax purposes, we have net operating loss carryforwards of approximately $20.5 million that, if not utilized, will expire at various times from 2015 to 2034.

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13     Common Shares

On June 26, 2014, in connection with a larger restructuring of the Company’s business, approved by the Board of Directors, we altered our existing share capital by subdividing 12,000 common shares with a par value of $1.00 each into 1,200,000 common shares with a par value of $0.01 each. This increased our authorized share capital from $12,000 to $8,000,000 by the creation of 798,800,000 new common shares of par value $0.01 each to rank pari passu with the existing shares. Earnings per share and common shares outstanding are reported giving retrospective effect to the aforementioned transactions in these financials.

Prior to the Separation, Red Lion held treasury shares of NIL. We have received dividends amounting to $4.0 million for the year ended December 31, 2014. These dividends have been recorded as an increase to shareholder’s equity within our consolidated financial statements. These treasury shares of NIL were transferred to Nabors as part of the Separation and as of December 31, 2014, are no longer held by us.

Note 14     Subsidiary Preferred Stock

During 2014, we paid $70.9 million to redeem the 75,000 shares of Series A Preferred Stock outstanding of our subsidiary and paid all dividends due on such shares. The result of the redemption was a loss of $1.688 million, representing the difference between the redemption amount and the carrying value of the subsidiary preferred stock. The loss results in a charge to retained earnings and a reduction to net income used to determine income available for common shareholders in the calculation of basic and diluted earnings per share in the period of transaction. We also paid regular and accrued dividends of $750,000 and $108,750, respectively, and special dividends of $375,000. These dividends were treated as regular dividends, and as such were reflected in earnings in the consolidated statement of income (loss) for the year ended December 31, 2014.

Note 15     Related-Party Transactions

Management Fees

We have historically been managed in the normal course of business by Nabors. Accordingly, certain shared costs have been allocated to us and are reflected as expenses in these financial statements. Management considers the allocation methodologies used to be reasonable; however, the expenses reflected in our consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred in the future by CJES or the combined entity after the Merger.

Allocated costs included management fees for accounting, treasury, human resources, IT and tax and legal services provided by Nabors Corporate Services, Inc. (“NCS”). These fees were determined based upon our headcount, revenues and assets relative to other Nabors subsidiaries and the Nabors corporate cost structure. During the years ended December 31, 2014, 2013 and 2012, we recognized management fees of $33.0 million, $27.2 million and $22.6 million, respectively, for these services. We also used a centralized treasury system such that NCS made disbursements on our behalf or received proceeds on our behalf with a corresponding change in affiliates payable or receivable. Additionally, NCS acted as our purchasing agent, for construction and sustaining capital expenditures and other costs.

Agreements with NIL

Red Lion has various arrangements with the parent holding company, NIL. Among these arrangements is the issuance of share- based awards. NIL issues share-based awards to the employees of Red Lion based on the fair value of the award on the date of the grant using the Black-Scholes option pricing model. As these awards vest or are exercised by our employees, we pay cash to NIL. For further discussion, see Note 8—Share-Based Compensation. In addition, NIL was the guarantor of the debt of Red Lion, prior to the Separation. The affiliate notes payable that are outstanding as of December 31, 2014 are not guaranteed by any other affiliates. See further discussion within Note 11—Debt.

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the Separation

Prior to our Separation, in the ordinary course of business, we entered into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Expenses from business transactions with these affiliated entities totaled $5.1 million and $0.5 million for 2013 and 2012, respectively. Additionally, we had accounts receivable from these affiliated entities of $87.1 million as of December 31, 2013. We had accounts payable to these affiliated entities of $6.4 million as of December 31, 2013, and long-term payables with these affiliated entities of $0.8 million as of December 31, 2013, which are included in other long-term liabilities. As of December 31, 2014, we had affiliate payables to other Nabors businesses, included as part of the Separation, of $80.6 million.

Red Lion and certain current and former key employees, including Mr. Petrello, entered into split-dollar life insurance agreements, pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed for the premium payments upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Red Lion could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our Consolidated Balance Sheets. We have made premium payments to date totaling $6.5 million related to these policies at December 31, 2013. The cash surrender value of these policies of approximately $5.9 million is included in other long-term assets in our Consolidated Balance Sheets as of December 31, 2013. As a result of the Separation on October 1, 2014, these employees are no longer a part of Red Lion.

Under the Sarbanes-Oxley Act of 2002, the payment of premiums by Red Lion under the agreements could be deemed to be prohibited loans to these individuals. Consequently, we have paid no premiums related to our agreements with these individuals since the adoption of the Sarbanes-Oxley Act.

Note 16     Commitments and Contingencies

Commitments

Leases

Red Lion and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements.

The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2014, were as follows:

(in thousands)
2015	$8,121
2016	4,995
2017	2,795
2018	1,028
2019	968
Thereafter	4,929
$22,836

The above amounts do not include property taxes, insurance or normal maintenance that the lessees are required to pay. Rental expense relating to operating leases with terms greater than 30 days amounted to $12.4 million, $16.3 million and $12.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Minimum Volume Commitment

As discussed in Note 4 — Assets Held for Sale and Discontinued Operations, prior to the Separation, we had contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing. As of December 31, 2014, we no longer have any obligation under these contracts.

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Contracts

We have entered into employment contracts with certain of our employees. Our minimum salary and bonus obligations under these contracts as of December 31, 2014 were as follows:

(in thousands)
2015	$545
2016	450
2017	187
2018	—
2019	—
Thereafter	—
$1,182

Contingencies

Income Tax Contingencies

We are subject to income taxes in the United States and numerous other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly audited by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than what is reflected in income tax provisions and accruals. An audit or litigation could materially affect our financial position, income tax provision, net income, or cash flows in the period or periods challenged.

Self-Insurance

Subsequent to the Separation, we do not have any self-insurance accruals as we have insurance coverage with minimal deductibles from a Nabors affiliate.

Prior to the Separation

We estimate the level of our liability related to insurance and record reserves for these amounts in our consolidated financial statements. Our estimates are based on the facts and circumstances specific to existing claims and our past experience with similar claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid and are actuarially supported. Although we believe our insurance coverage and reserve estimates are reasonable, a significant accident or other event that is not fully covered by insurance or contractual indemnity could occur and could materially affect our financial position and results of operations for a particular period.

We self-insure for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Some workers’ compensation claims, employers’ liability and marine employers’ liability claims are subject to a $2.0 million per-occurrence deductible. Some automobile liability is subject to a $1.0 million deductible. General liability claims are subject to a $5.0 million per-occurrence deductible.

In addition, we are subject to a $5.0 million deductible for land rigs and for offshore rigs. This applies to all kinds of risks of physical damage except for named windstorms in the U.S. Gulf of Mexico for which we are self-insured.

Political risk insurance is procured for select operations in South America, Africa, the Middle East and Asia. Losses are subject to a $0.25 million deductible, except for Colombia, which is subject to a $0.5 million deductible. There is no assurance that such coverage will adequately protect Red Lion against liability from all potential consequences.

As of December 31, 2013, our self-insurance accruals totaled $181.7 million and our related insurance recoveries/receivables were $44.7 million.

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

Red Lion and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period.

Note 17     Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(339,287)	$68,641	$92,649
Less: Net (income) loss attributable to noncontrolling interest	(241)	(234)	14
Adjusted income (loss) from continuing operations—basic and diluted	(339,528)	68,407	92,663
Income from discontinued operations, net of tax	224,350	86,868	76,852
Adjusted net income (loss) attributable to Nabors	$(115,178)	$155,275	$169,515
Earnings (losses) per share:
Basic from continuing operations	$(283)	$57	$77
Basic from discontinued operations	187	72	64
Total Basic	$(96)	$129	$141
Diluted from continuing operations	$(283)	$57	$77
Diluted from discontinued operations	187	72	64
Total Diluted	$(96)	$129	$141
Shares (denominator):
Weighted-average number of shares outstanding-basic	1,200	1,200	1,200
Weighted-average number of shares outstanding-diluted	1,200	1,200	1,200

For all periods presented, there were no potentially dilutive options or warrants outstanding.

Note 18     Supplemental Balance Sheets, Income Statement and Cash Flow Information

As of December 31, 2014, our accrued liabilities include the following:

December 31, 2014
(in thousands)
Accrued compensation	$33,591
Other taxes payable	9,617
Litigation reserves	2,326
Accrued liabilities	967
$46,501

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013, our accrued liabilities include the following:

December 31, 2013
(in thousands)
Accrued compensation	$172,299
Deferred revenue	202,918
Other taxes payable	76,781
Workers’ compensation liabilities	29,459
Interest payable	64,728
Warranty accrual	4,653
Litigation reserves	30,784
Current liability to discontinued operations	64,404
Professional fees	2,947
Current deferred tax liability	3,075
Current liability to acquisition of KVS	22,033
Accrued liabilities	22,634
$696,715

Investment income includes the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Interest and dividend income	$121	$131	$340

Losses on sales and retirements of long-lived assets and other expense, net include the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$(6,031)	$3,880	$433
Litigation expenses	3,541	3,614	2,415
Other losses (gains)	4,877	1,108	(2,377)
	$2,387	$8,602	$471

The changes in accumulated other comprehensive income (loss), by component, includes the following:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(in thousands (a))
As of January 1, 2013	$(2,793)	$134,229	$(7,632)	$216,144	$339,948
Other comprehensive income (loss) before reclassifications	—	22,968	—	(63,591)	(40,623)
Amounts reclassified from accumulated other comprehensive income (loss)	374	(85,455)	3,557	—	(81,524)
Net other comprehensive income (loss)	374	(62,487)	3,557	(63,591)	(122,147)
As of December 31, 2013	$(2,419)	$71,742	$(4,075)	$152,553	$217,801

(a)         All amounts are net of tax. Amounts in parentheses indicate debits.

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(in thousands (a))
As of January 1, 2014	$(2,419)	$71,742	$(4,075)	$152,553	$217,801
Other comprehensive income (loss) before reclassifications	—	(34,646)	—	(50,689)	(85,335)
Amounts reclassified from accumulated other comprehensive income (loss)	280	(3,726)	226	—	(3,220)
Separation	2,139	(33,370)	3,849	(93,800)	(121,182)
Net other comprehensive income (loss)	2,419	(71,742)	4,075	(144,489)	(209,737)
As of December 31, 2014	$—	$—	$—	$8,064	$8,064

(a)        All amounts are net of tax. Amounts in parentheses indicate debits.

The line items that were reclassified to net income include the following:

	Year Ended December 31,
Line item in consolidated statement of income (loss)	2014	2013	2012
	(in thousands)
Investment income (loss)	$4,636	$88,158	$13,405
Interest expense	459	613	702
General and administrative expenses	369	5,916	(324)
Total before tax	$3,808	$81,629	$13,027
Tax expense (benefit)	588	105	4,147
Reclassification adjustment for (gains)/losses included in net income (loss)	$3,220	$81,524	$8,880

Supplemental cash flow information includes the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash paid for income taxes	$139,143	$100,749	$85,044
Cash paid for interest, net of capitalized interest	$174,440	$239,637	$250,045
Acquisitions of businesses:
Fair value of assets acquired	$8,650	$140,740	$—
Goodwill	1,550	51,318	—
Liabilities assumed	—	(8,232)	—
Future consideration payments (fair value)	—	(64,174)	—
Cash paid for acquisitions of businesses	10,200	119,652	—
Cash acquired in acquisitions of businesses	—	(2,681)	—
Cash paid for acquisitions of businesses, net	$10,200	$116,971	$—

Note 19     Segment Information

At December 31, 2014, we conducted our operations through two operating segments:

•                  Completion Services

We provide a wide range of wellsite solutions to oil and natural gas companies, consisting primarily of technical pumping services, including hydraulic fracturing, a process sometimes used in the completion of oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and oil production, and down- hole surveying services. The completion process may involve selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment. The completion process may take a few days to several weeks.

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•                  Production Services

We operate a fleet of 543 land workover and well-servicing rigs as of December 31, 2014, which are utilized to perform well maintenance and workover services during the production phase of an oil or natural gas well. Well maintenance services are generally performed on a call-out basis and can usually be completed within 48 hours. The services include the repair and replacement of pumps, sucker rods, tubing and other mechanical apparatuses at the wellsite that are used to pump or lift hydrocarbons from producing wells. We also utilize our well service rigs to perform plugging services for wells in which the oil and natural gas has been depleted or further production has become uneconomical. Workover services can be utilized to remedy failures, modify well depth and formation penetration to capture hydrocarbons from alternative formations, clean out and recomplete a well when production has declined, repair leaks, or convert a depleted well to an injection well for secondary or enhanced recovery projects. Workovers are typically carried out with a rig that includes standard drilling accessories such as rotary drilling equipment, pumps and tanks for drilling fluids, blowout preventers and other specialized equipment for servicing rigs. We also provide equipment, including fluid service trucks, frac tanks and salt water disposal wells, to supply, store, remove and dispose of specialized fluids utilized in the completion and workover operations used in daily operations for producing wells.

Other technical services include completion, production and rental tool services. Additionally, we provide fluid logistics services, including those related to the transportation, storage and disposal of fluids that are used in the drilling, development and production of hydrocarbons.

The accounting policies of these segments are the same as those described in Note 2—Summary of Significant Accounting Policies. Inter-segment sales are recorded at cost or cost plus a profit margin. We evaluate the performance of our segments based on several criteria, including adjusted income (loss) derived from operating activities.

The following table sets forth financial information with respect to our operating segments:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates:(1)
Completion & Production Services:
Completion Services	$1,218,361	$1,067,714	$1,457,307
Production Services	1,034,986	1,009,214	998,481
Total(2)	$2,253,347	$2,076,928	$2,455,788

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Adjusted income (loss) derived from operating activities:(1)(3)
Completion & Production Services:
Completion Services	$(14,484)	$65,809	$195,375
Production Services	93,134	101,863	109,142
Total adjusted income (loss) derived from operating activities(2)	78,650	167,672	304,517
Management fees	(33,020)	(27,157)	(22,609)
Interest expense	(1,090)	(352)	(171)
Investment income (loss)	121	131	340
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(2,387)	(8,602)	(471)
Impairments and other charges	(363,578)	(20,000)	(130,514)
Income (loss) from continuing operations before income taxes	(321,304)	111,692	151,092
Income tax expense (benefit)	12,899	40,051	55,443
Subsidiary preferred stock dividend	5,084	3,000	3,000
Income (loss) from continuing operations, net of tax	$(339,287)	$68,641	$92,649

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Depreciation and amortization(1)
Completion & Production Services:
Completion Services	$109,622	$103,269	$110,041
Production Services	114,104	103,163	103,930
Total depreciation and amortization	$223,726	$206,432	$213,971

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Capital expenditures and acquisitions of businesses:(4)
Completion & Production Services(5)	$154,357	$325,449	$238,300
Other reconciling items(6)	—	16,556	52,830
Total capital expenditures and acquisitions of businesses	$154,357	$342,005	$291,130

	Year Ended December 31,
	2014	2013
	(in thousands)
Total assets:
Drilling & Rig Services:
U.S.	$—	$4,248,630
Canada	—	608,018
International	—	3,584,339
Rig Services	—	474,275
Subtotal drilling and rig services(7)	—	8,915,262
Completion & Production Services(5)(8)	1,931,227	2,394,865
Other reconciling items(6)(9)	—	848,801
Total assets	$1,931,227	$12,158,928

(1)         All periods exclude the operating activities of our drilling and rig services, wholly owned oil and gas businesses, our previously held equity interests in oil and gas joint ventures in Canada and Colombia, aircraft logistics operations and construction services as they are discontinued operations.

(2)         Includes earnings, net from unconsolidated affiliates, accounted for using the equity method, of $0.5 million, $0.4 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)         Adjusted income (loss) derived from operating activities is computed by subtracting the sum of direct costs, general and administrative expenses, depreciation and amortization from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. These amounts should not be used as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(4)        Includes the portion of the purchase price of acquisitions allocated to fixed assets and goodwill based on their fair market value.

(5)         Reflects assets allocated to the line of business to conduct its operations. Further allocation to individual operating segments of Completion & Production Services is not available.

(6)         Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(7)         Includes $57.0 million of investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2013.

(8)         Includes $7.4 million of investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2013.

(9)         Includes assets of $239.9 million from oil and gas businesses classified as assets held-for-sale as of December 31, 2013.

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth financial information with respect to Red Lion’s operations by geographic area.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates:
U.S.	$2,144,313	$1,958,096	$2,313,925
Outside the U.S.	109,034	118,832	141,863
	$2,253,347	$2,076,928	$2,455,788
Property, plant and equipment, net:
U.S.	$1,176,400	$5,474,746	$5,179,578
Outside the U.S.	89,374	3,123,067	3,532,510
	$1,265,774	$8,597,813	$8,712,088
Goodwill:
U.S.	$92,112	$498,149	$456,463
Outside the U.S.	—	14,815	15,863
	$92,112	$512,964	$472,326

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Information on Oil and Gas Exploration and Production Activities (unaudited)

Prior to the Separation

Prior to the Separation on October 1, 2014, we owned certain mineral interests in connection with our investment in development and production of natural gas, oil and natural gas liquids in the United States and the Canadian provinces of Alberta and British Columbia. The significant portions of these investments were sold in 2012.

Beginning in 2010 and in accordance with the SEC’s Final Rule, Modernization of Oil and Gas Reporting, our operating results from wholly owned oil and gas activities and from our U.S. unconsolidated oil and gas joint venture were deemed significant, and we provided the oil and gas disclosure required by the SEC’s Industry Guide. In December 2012, we sold our U.S. unconsolidated oil and gas joint venture, the remaining oil and gas investment classified as continuing operations. During 2013, we determined that the criteria for disclosing significant oil and gas activities was not met. Accordingly, we present below for 2012, our oil and gas activities, during which time these investments were deemed significant.

The estimates of net proved oil and gas reserves as of December 31, 2012 were based on reserve reports prepared by independent petroleum engineers. Deloitte LLP prepared reports of estimated proved oil and gas reserves for our wholly owned assets in Canada. Cawley, Gillespie & Associates, Inc. prepared reports of estimated proved oil reserves for our wholly owned assets located in the Eagle Ford Shale, Texas. DeGolyer and MacNaughton Corp. prepared reports of estimated proved oil and gas reserves for our wholly owned assets in Alaska.

The following supplementary information includes our results of operations for oil and gas production activities; capitalized costs related to oil and gas producing activities; and costs incurred in oil and gas property acquisition, exploration and development. Supplemental information is also provided for the estimated quantities of proved oil and gas reserves; the standardized measure of discounted future net cash flows associated with proved oil and gas reserves; and a summary of the changes in the standardized measure of discounted future net cash flows associated with proved oil and gas reserves.

Results of Operations

Results of operations of oil and gas activities are included in discontinued operations. Net revenues from production include only the revenues from the production and sale of natural gas, oil, and natural gas liquids. Production costs are those incurred to operate and maintain wells and related equipment and facilities used in oil and gas operations. Exploration expenses include dry-hole costs, geological and geophysical expenses, and the costs of retaining undeveloped leaseholds. Income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include depreciation, depletion and amortization (“DD&A”) allowances, after giving effect to permanent differences. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

	United States	Canada	Colombia		Total
	(in thousands)
Results of Operations
For the year ended December 31, 2012:
Consolidated Subsidiaries
Revenue	$24,805	$4,741	$435		$29,981
Production costs	8,959	5,842	106		14,907
Exploration expenses	1,245	160	2,343		3,748
Depreciation and depletion	89	2,308	13		2,410
Impairment of oil and gas properties	29,314	127,766	—		157,080
Loss (gain) on disposition	(2,302)	—	(47,060	)(4)	(49,362)
Related income tax expense (benefit)	(8,092)	(32,834)	—		(40,926)
Results of producing activities for consolidated subsidiaries	$(4,408)	$(98,501)	$45,033		$(57,876)

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	Canada	Colombia	Total
	(in thousands)
Equity Companies(1)
Revenue	$80,607	$—	$—	$80,607
Production costs	32,192	—	—	32,192
Depreciation and depletion	39,502	—	—	39,502
Impairment of oil and gas properties	305,151 (3)	—	—	305,151
Realized gain on derivative instrument	—	—	—	—
Related income tax expense (benefit)(2)	—	—	—	—
Results of producing activities for equity subsidiaries	$(296,238)	$—	$—	$(296,238)
Total results of operations	$(300,646)	$(98,501)	$45,033	$(354,114)

(1)         Represents our proportionate share of interests in our equity companies for the applicable year.

(2)         Equity companies are pass-through entities for tax purposes.

(3)         Includes our proportionate share of full-cost ceiling test writedowns.

(4)         Includes our gain on disposition of Colombia properties in April 2012.

Capitalized Cost

Capitalized costs include the cost of properties, equipment and facilities for oil and gas-producing activities. Capitalized costs for proved properties include costs for oil and gas leaseholds where proved reserves have been identified, development wells, and related equipment and facilities, including development wells in progress. Capitalized costs for unproved properties include costs for acquiring oil and gas leaseholds where no proved reserves have been identified, including costs of exploratory wells that are in the process of drilling or for active completion, and costs of exploratory wells suspended or waiting for completion.

	United States	Canada	Colombia	Total
	(in thousands)
Capitalized Costs
For the year ended December 31, 2012:
Consolidated Subsidiaries
Property acquisition costs, proved	$114,427	$62,048	$—	$176,475
Property acquisition costs, unproved	91,219	83,455	—	174,674
Total acquisition costs	205,646	145,503	—	351,149
Accumulated depreciation and amortization	(23,949)	(29,560)	—	(53,509)
Net capitalized costs for consolidated subsidiaries	$181,697	$115,943	$—	$297,640
Equity Companies(1)

(1)         As of December 31, 2012, we had no equity companies with oil and gas assets.

Costs Incurred in Oil and Gas Property Acquisitions, Exploration and Development

Amounts reported as costs incurred include both capitalized costs and costs charged to expense during 2012, for oil and gas property acquisition, exploration and development activities. Costs incurred also include new asset retirement obligations established in the current year, as well as increases or decreases to the asset retirement obligations resulting from changes to cost estimates during the year. Exploration costs include the costs of drilling and equipping successful exploration wells, as well as dry-hole costs, geological and geophysical expenses, and the costs of retaining undeveloped leaseholds. Development costs include the costs of drilling and equipping development wells, and construction of related production facilities.

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	Canada	Colombia	Total
	(in thousands)
Costs incurred in property acquisitions, exploration and development activities
For the year ended December 31, 2012:
Consolidated Subsidiaries
Property acquisition costs, proved	$—	$—	$—	$—
Property acquisition costs, unproved	—	—	—	—
Exploration costs	27,994	190	13,181	41,365
Development costs	64,805	623	—	65,428
Asset retirement costs	89	162	13	264
Total costs incurred for consolidated subsidiaries	$92,888	$975	$13,194	$107,057

Equity Companies(1)
Property acquisition costs, proved	$1,420	$—	$—	$1,420
Property acquisition costs, unproved	—	—	—	—
Exploration costs	31,411	—	—	31,411
Development costs	24,355	—	—	24,355
Asset retirement costs	127	—	—	127
Total costs incurred for equity companies	$57,313	$—	$—	$57,313

(1)         Represents our proportionate share of interests in equity companies for the applicable year.

Oil and Gas Reserves

The reserve disclosures that follow reflect estimates of proved reserves for our consolidated subsidiaries and equity companies of natural gas, oil, and natural gas liquids owned at December 31, 2012 and changes in proved reserves during 2012. Our year-end reserve volumes in the following tables were calculated using average prices during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period. These reserve quantities are also used in calculating unit-of-production depreciation rates and in calculating the standardized measure of discounted net cash flow. Estimates of volumes of proved reserves of natural gas at year end are expressed in billions of cubic feet of natural gas (“Bcf”) at a pressure base of 14.73 pounds per square inch for natural gas and in millions of barrels (“MMBbls”) for oil and natural gas liquids.

For our wholly owned properties in the United States, the prices used in our reserve reports were $2.75 per mcf for the 12-month average of natural gas, $33.74 per barrel for natural gas liquids and $94.71 per barrel for oil at December 31, 2012. For our wholly owned properties in Canada, the price used in our reserve reports was $1.05 per mcf for the 12-month average of natural gas at December 31, 2012.

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.

Revisions can include upward or downward changes in previously estimated volumes of proved reserves for existing fields due to the evaluation or re-evaluation of (1) already available geologic, reservoir or production data, (2) new geologic, reservoir or production data or (3) changes in average prices and year-end costs that are used in the estimation of reserves. This category can also include significant changes in either development strategy or production equipment/facility capacity.

Proved reserves include 100 percent of each majority-owned affiliate’s participation in proved reserves and our ownership percentage of the proved reserves of equity companies, but exclude royalties and quantities due others.

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the proved reserves tables, consolidated reserves and equity company reserves are reported separately. However, we do not view equity company reserves any differently than those of our consolidated subsidiaries.

Net proved developed reserves are those volumes that are expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Net proved undeveloped reserves are those volumes that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

	United States			Canada		Colombia		Total
Reserves	Liquids (MMBbls)	Natural Gas (Bcf)		Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)
Net proved reserves of consolidated subsidiaries
January 1, 2012	1.8	16.9		—	8.2	—	—	1.8	25.1
Revisions	(0.2)	0.6		—	1.5	—	—	(0.2)	2.1
Extensions, additions and discoveries	14.8 (1)	0.9		—	—	—	—	14.8	0.9
Production	(0.2)	(0.8)		—	(2.0)	—	—	(0.2)	(2.8)
Purchases in place	—	—		—	—	—	—	—	—
Sales in place	(0.8)	(16.5	)(2)	—	—	—	—	(0.8)	(16.5)
December 31, 2012	15.4	1.1		—	7.7	—	—	15.4	8.8

Proportional interest in proved reserves of equity companies
January 1, 2012	15.9	582.5		—	—	—	—	15.9	582.5
Revisions	(1.5)	(22.6)		—	—	—	—	(1.5)	(22.6)
Extensions, additions and discoveries	1.4	8.9		—	—	—	—	1.4	8.9
Production	(0.5)	(19.0)		—	—	—	—	(0.5)	(19.0)
Purchases in place	—	—		—	—	—	—	—	—
Sales in place(3)	(15.3)	(549.8)		—	—	—	—	(15.3)	(549.8)
December 31, 2012	—	—		—	—	—	—	—	—

	United States		Canada		Colombia		Total
Reserves	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)
Proved Developed Reserves at December 31, 2012
Consolidated subsidiaries	1.1	0.4	—	7.7	—	—	1.1	8.1
Proved Undeveloped Reserves at December 31, 2012
Consolidated subsidiaries	14.3	0.7	—	—	—	—	14.3	0.7

(1)         Relates primarily to the discovery of proved undeveloped reserves in our North Slope, Alaska field.

(2)         Relates to the divestitures during 2012 of substantially all of our U.S. wholly owned gas properties.

(3)         Relates to our sale of Sabine in December 2012, which included 15.1 MMBbls and 531.9 Bcf, respectively, of oil and natural gas.

Standardized Measure of Discounted Future Cash Flows

For the year ended December 31, 2012, the standardized measure of discounted future net cash flow was computed by applying first-day-of-the-month average prices, year-end costs and legislated tax rates and a discount factor of 10 percent to proved reserves. Estimated future net cash flows for all periods presented are reduced by

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated future development, production, abandonment and dismantlement costs based on existing costs, assuming continuation of existing economic conditions, and by estimated future income tax expense. These estimates also include assumptions about the timing of future production of proved reserves, and timing of future development, production costs, and abandonment and dismantlement. Income tax expense, both U.S. and global, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows giving effect to any permanent differences and reduced by the applicable tax basis. The 10-percent discount factor is prescribed by GAAP.

The present value of future net cash flows does not purport to be an estimate of the fair market value of our consolidated subsidiaries and equity companies’ proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Significant changes in estimated reserve volumes or commodity prices could have a material effect on our consolidated financial statements.

	United States	Canada	Colombia	Total
	(in thousands)
Standardized Measure of Discounted Future Cash Flows
For the year ended December 31, 2012:
Consolidated Subsidiaries
Future cash flows from sales of oil and gas	$1,633,946	$8,101	$—	$1,642,047
Future production costs	(427,971)	(5,060)	—	(433,031)
Future development costs	(402,392)	(376)	—	(402,768)
Future income tax expense(1)	(305,215)	—	—	(305,215)
Future net cash inflows	498,368	2,665	—	501,033
Effect of discounting net cash flows at 10%	(218,139)	(268)	—	(218,407)
Discounted future net cash flows	$280,229	$2,397	$—	$282,626
Total consolidated and equity interests in standardized measure of discounted future net cash flows(2)	$280,229	$2,397	$—	$282,626

(1)         For Canada and Colombia, there are net operating loss carryforwards that are expected to offset any future taxable earnings.

(2)         As of December 31, 2012, we had no equity companies with oil and gas assets.

Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following table reflects the estimate of changes in the standardized measure of discounted future net cash flows from proved reserves:

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	Canada	Colombia	Total
	(in thousands)
Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
Consolidated Subsidiaries
Discounted future net cash flows as of January 1, 2012	$57,302	$11,011	$—	$68,313
Value of reserves added during the year due to extensions, discoveries and net purchases less related costs	454,913	—	—	454,913
Changes in value of previous-year reserves due to:
Sales of oil and gas produced, net of production costs	(14,958)	1,101	—	(13,857)
Development costs incurred during the year	11,343	623	—	11,966
Net change in prices and production costs	13,174	(11,659)	—	1,515
Net change in future development costs	1,164	4	—	1,168
Revisions of previous reserve estimates	(894)	427	—	(467)
Purchases of reserves	—	—	—	—
Divestiture of reserves	(33,082)	—	—	(33,082)
Accretion of discount	5,730	1,101	—	6,831
Other	(25,922)	(211)	—	(26,133)
Net change in income taxes(2)	(188,541)	—	—	(188,541)
Total change in the standardized measure for consolidated subsidiaries	$222,927	$(8,614)	$—	$214,313
Discounted future net cash flows as of December 31, 2012	$280,229	$2,397	$—	$282,626
Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
Equity Companies(1)
Discounted future net cash flows as of January 1, 2012	$582,063	$—	$—	$582,063
Value of reserves added during the year due to extensions, discoveries and net purchases less related costs	16,926	—	—	16,926
Changes in value of previous-year reserves due to:
Sales of oil and gas produced, net of production costs	(48,432)	—	—	(48,432)
Development costs incurred during the year	24,356	—	—	24,356
Net change in prices and production costs	—	—	—	—
Net change in future development costs	—	—	—	—
Revisions of previous reserve estimates	(377,184)	—	—	(377,184)
Purchases of reserves	—	—	—	—
Divestiture of reserves(3)	(246,093)	—	—	(246,093)
Accretion of discount	58,206	—	—	58,206
Other	(9,842)	—	—	(9,842)
Net change in income taxes	—	—	—	—
Total change in the standardized measure for equity companies	$(582,063)	$—	$—	$(582,063)
Discounted future net cash flows as of December 31, 2012	$—	$—	$—	$—

(1)        Represents our proportionate share of interests in equity companies for the applicable year.

(2)         For Canada and Colombia, there are net operating loss carryforwards that are expected to offset any future taxable earnings.

(3)         Includes $233 million, representing our divestiture of Sabine in December 2012.

	Proved Developed		Undeveloped		Total
	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)
As of December 31, 2012:
Consolidated subsidiaries
United States	1.1	0.4	14.3	0.7	15.4	1.1
Canada	—	7.7	—	—	—	7.7
Colombia	—	—	—	—	—	—
Total consolidated(1)	1.1	8.1	14.3	0.7	15.4	8.8

(1)         We held no interests in equity companies as of December 31, 2012.

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States			Canada		Colombia		Total
Reserves	Liquids (MMBbls)	Natural Gas (Bcf)		Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)
For the year ended December 31, 2012:
Oil and natural gas liquids production
Consolidated subsidiaries	0.268	0.938		—	2.00	0.003	—	0.271	2.938
Equity companies(1)	0.545	19.01		—	—	—	—	0.545	19.010
Average production sales prices :
Consolidated subsidiaries	$76.74	$3.04		$—	$2.36	$130.04	$—	$77.33	$2.58
Equity companies(1)	$53.94	$2.70		$—	$—	$—	$—	$53.94	$2.70
Average production costs ($/boe):
Consolidated subsidiaries		$3.52/Mcfe	(2)		$2.91/Mcfe	$31.75/Boe
Equity companies(1)		$1.47/Mcfe			$—	$—

(1)	Represents our proportionate interests in our equity companies for the applicable period.
(2)	Reflects the thousand cubic feet (“Mcf”) equivalent, determined using the ratio of six Mcf of natural gas to one barrel of crude oil or natural gas liquids, or “Mcfe”.

Number of Net Productive and Exploratory Wells Drilled

	Net Productive Exploratory Wells Drilled	Net Dry Exploratory Wells Drilled	Net Productive Development Wells Drilled	Net Dry Development Wells Drilled
For the year ended December 31, 2012:
Consolidated subsidiaries
United States	2.40	—	6.50	—
Colombia	1.15	—	—	—
Total consolidated	3.55	—	6.50	—

Equity companies(1)
United States	1.49	—	3.48	—
Total equity companies	1.49	—	3.48	—

(1)         Represents our proportionate interests in our equity companies for the applicable period.

NABORS RED LION LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2014, 2013 and 2012

	Balance at Beginning of Period	Separation	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
2014
Allowance for doubtful accounts	$27,134	(20,651)	—	(14)	(2,291)	$4,178
Inventory reserve	$6,801	(6,801)	—	—	—	$—
Valuation allowance on deferred tax assets	$1,547,441	(1,547,441)	—	—	—	$—
2013
Allowance for doubtful accounts	$32,847	—	(1,880)	(294)	(3,539)	$27,134
Inventory reserve	$6,645	—	3,270	(366)	(2,748)	$6,801
Valuation allowance on deferred tax assets	$1,520,852	—	—	26,589	—	$1,547,441
2012
Allowance for doubtful accounts	$41,703	—	(5,979)	179	(3,056)	$32,847
Inventory reserve	$6,984	—	(3,141)	9	2,793	$6,645
Valuation allowance on deferred tax assets	$1,485,540	—	—	35,312	—	$1,520,852

We revised the 2013 inventory reserve amounts for “Charged to Costs and Expenses” and “Balance at End of Period” to correct an error, which management determined is not material. This revision has no impact on the financial statements and related footnote disclosures.

Item 9.                                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report Regarding Internal Control. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                        Other Information

None.

PART III

Item 10.                          Directors, Executive Officers and Corporate Governance

The Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction (I)(2)(c) of Form 10-K.

Item 11.                          Executive Compensation

The Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction (I)(2)(c) of Form 10-K.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction (I)(2)(c) of Form 10-K.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence

The Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction (I)(2)(c) of Form 10-K.

Item 14.                          Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of NIL (the “Audit Committee”) preapproves all audit and permitted nonaudit services (including the fees and terms thereof) to be performed for NIL by the independent auditor. The Chairman of the Audit Committee may preapprove permissible proposed nonaudit services that arise between committee meetings, provided that the decision to preapprove the service is reported to the full committee at the next regularly scheduled meeting.

The following table summarizes the aggregate fees for professional services rendered by PricewaterhouseCoopers to NIL. The Audit Committee preapproved 2014 and 2013 services.

	2013	2014
Audit Fees	$6,029,813	$7,527,339
Audit-Related Fees	1,800	1,800
Tax Fees	403,952	37,893
All Other Fees	3,000	83,326
Total	$6,438,565	$7,650,358

Audit fees for the years ended December 31, 2014 and 2013, respectively, include fees for professional services rendered for the audits of the consolidated financial statements of NIL, the audits of NIL’s internal control over financial reporting and fees for audit services related to the Merger, in each case as required by Section 404 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules, statutory audits, consents, and accounting consultation attendant to the audit. Approximately $345,000 of the fees in the “2013” column are attributable to services related to audits of prior years that were not known at the time NIL filed its 2013 proxy statement.

Audit-Related fees for the years ended December 31, 2014 and 2013, respectively, include consultations concerning financial accounting and reporting standards.

Tax fees for the years ended December 31, 2014 and 2013, respectively, include services related to tax compliance, including the preparation of tax returns and claims for refund, and tax planning and tax advice.

All Other fees for the years ended December 31, 2014 and 2013, respectively, include nonrecurring advisory services with respect to corporate process improvements, as well as market data research.

PART IV

Item 15.                          Exhibits, Financial Statement Schedules

(a)(1)                  Financial Statements

Our Consolidated Financial Statements and accompanying footnotes are included under Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

(a)(2)                  Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto or will be filed within the required timeframe.

(b)                                 Exhibits

See the Exhibit Index for a list of those exhibits filed herewith, which Exhibit Index also includes and identifies management contracts or compensatory plans or arrangements required to be filed to this Form 10-K by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 23rd day of March, 2015.

Nabors Red Lion Limited

By:	/s/ Anthony G. Petrello
Anthony G. Petrello
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures and Capacities		Date

By:	/s/ Anthony G. Petrello	March 23, 2015
Anthony G. Petrello, President, Director
(Principal Executive Officer)

By:	/s/ William Restrepo	March 23, 2015
William Restrepo, Chief Financial Officer, Director
(Principal Financial Officer and Principal Accounting
Officer or Controller)

By:	/s/ Mark D. Andrews	March 23, 2015
Mark D. Andrews, Director

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-K:

Exhibit No.	Description of Exhibit.
2.1

Agreement and Plan of Merger, dated as of June 25, 2014, by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 to Nabors Red Lion Limited’s Registration Statement on Form S-4/A, dated February 12, 2015 (Registration No. 333-19900))

2.2

Separation Agreement by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 2.2 to Nabors Red Lion Limited’s Registration Statement on Form S-4/A, dated February 12, 2015 (Registration No. 333-199004))

2.3

Joinder Agreement by and among Nabors Industries Ltd., Nabors Red Lion Limited, C&J Energy Services, Inc., Nabors CJ Merger Co., and CJ Holding Co. (incorporated herein by reference to Exhibit 2.3 to Nabors Red Lion Limited’s Registration Statement on Form S-4/A, dated December 19, 2014 (Registration No. 333-199004))

2.4

Amendment No. 1 to the Agreement and Plan of Merger, by and among Nabors Industries Ltd., Nabors Red Lion Limited, C&J Energy Services, Inc., Nabors Merger Co. and CJ Holding Co.  (incorporated herein by reference to Exhibit 2.4 to Nabors Red Lion Limited’s Registration Statement on Form S-4/A, dated February 12, 2015 (Registration No. 333-199004))

2.5

Amendment No. 1 to the Separation Agreement, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 2.5 to Nabors Red Lion Limited’s Registration Statement on Form S-4/A, dated February 12, 2015 (Registration No. 333-199004))

3.1

Memorandum of Association of Nabors Red Lion Limited (incorporated herein by reference to Exhibit 3.1 to Nabors Red Lion Limited’s Registration Statement on Form S-4, dated September 29, 2014 (Registration No. 333-199004))

3.2

Bye-laws of Nabors Red Lion Limited (incorporated herein by reference to Exhibit 3.2 to Nabors Red Lion Limited’s Registration Statement on Form S-4, dated September 29, 2014 (Registration No. 333-199004))

3.3

Form of Amended Bye-laws of Nabors Red Lion Limited (incorporated herein by reference to Exhibit 3.3 to Nabors Red Lion Limited’s Registration Statement on Form S-4/A, dated February 12, 2015 (Registration No. 333-199004))

4.1

Form of Common Share Certificate of Nabors Red Lion Limited (incorporated herein by reference to Exhibit 3.4 to Nabors Red Lion Limited’s Registration Statement on Form S-4, dated February 12, 2015 (Registration No. 333-199004))

4.2

Form of Registration Rights Agreement by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 4.1 to Nabors Red Lion Limited’s Registration Statement on Form S-4, dated September 29, 2014 (Registration No. 333-199004))

10.1

Form of Red Lion Transition Services Agreement by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.1 to Nabors Red Lion Limited’s Registration Statement on Form S-4/A, dated February 12, 2015 (Registration No. 333-199004))

10.2

Form of Global Alliance Agreement by and between C&J Energy Services Ltd. and Nabors Industries Ltd. (incorporated herein by reference to Exhibit 10.2 to Nabors Red Lion Limited’s Registration Statement on Form S-4, dated September 29, 2014 (Registration No. 333-199004))

10.3

Form of Tax Matters Agreement by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.3 to Nabors Red Lion Limited’s Registration Statement on Form S-4/A, dated February 6, 2015 (Registration No. 333-199004))

10.4

Form of Employee Benefits Agreement by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 10.4 to Nabors Red Lion Limited’s Registration Statement on Form S-4, dated September 29, 2014 (Registration No. 333-199004))

10.5

Support Agreement by and among Nabors Industries Ltd., Nabors Red Lion Limited and Joshua E. Comstock, the Joshua E. Comstock Trust and JRC Investments, LLC (incorporated herein by reference to Exhibit 10.5 to Nabors Red Lion Limited’s Registration Statement on Form S-4, dated September 29, 2014 (Registration No. 333-199004))

+10.6

Employment Agreement by and between Nabors Red Lion Limited and Josh Comstock (incorporated herein by reference to Exhibit 10.6 to Nabors Red Lion Limited’s Registration Statement on Form S-4, dated September 29, 2014 (Registration No. 333-199004))

+10.7

Employment Agreement by and between Nabors Red Lion Limited and Donald J. Gawick (incorporated herein by reference to Exhibit 10.7 to Nabors Red Lion Limited’s Registration Statement on Form S-4, dated September 29, 2014 (Registration No. 333-199004))

+10.8

Employment Agreement by and between Nabors Red Lion Limited and Randy McMullen (incorporated herein by reference to Exhibit 10.8 to Nabors Red Lion Limited’s Registration Statement on Form S-4, dated September 29, 2014 (Registration No. 333-199004))

+10.9

Employment Agreement by and between Nabors Red Lion Limited and Theodore R. Moore (incorporated herein by reference to Exhibit 10.9 to Nabors Red Lion Limited’s Registration Statement on Form S-4, dated September 29, 2014 (Registration No. 333-199004))

+10.10

Employment Agreement by and between Nabors Red Lion Limited and James H. Prestidge, Jr. (incorporated herein by reference to Exhibit 10.10 to Nabors Red Lion Limited’s Registration Statement on Form S-4, dated September 29, 2014 (Registration No. 333-199004))

10.11

Amended and Restated Debt Commitment Letter (incorporated herein by reference to Exhibit 10.11 to Nabors Red Lion Limited’s Registration Statement on Form S-4/A, dated December 19, 2014 (Registration No. 333-199004))

10.12

Joinder to Amended and Restated Debt Commitment Letter (incorporated herein by reference to Exhibit 10.12 to Nabors Red Lion Limited’s Registration Statement on Form S-4/A, dated December 1, 2014 (Registration No. 333-199004))

10.13

Amendment No. 1 to Amended and Restated Debt Commitment Letter (incorporated herein by reference to Exhibit 10.13 to Nabors Red Lion Limited’s Registration Statement on Form S-4/A, dated December 1, 2014 (Registration No. 333-199004))

10.14

Form of Nabors Transition Services Agreement by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.14 to Nabors Red Lion Limited’s Registration Statement on Form S-4/A, dated February 12, 2015 (Registration No. 333-199004))

* 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

** 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

** 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*                 Filed herewith

**          Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.

+                 Management contract or compensatory plan or arrangement