Form 10-K/A
period 2014-12-31
C&J Energy Services Ltd.
filed 2015-04-30
CIK 1615817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-55404

C&J Energy Services Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	98-1188116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Crown House, 2nd floor

4 Par-la-Ville Rd

Hamilton HM08 Bermuda

(Address of principal executive offices)

(441) 279-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common shares, par value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common shares held by non-affiliates on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price on the New York Stock Exchange on that date was approximately $1.7 billion.

The number of shares of the registrant’s common shares, par value $0.01 per share, outstanding at April 27, 2015, was 118,953,219.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of C&J Energy Services, Inc. (“Original C&J”) for the fiscal year ended December 31, 2014 as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2014 (the “Original Filing”).

Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), C&J Energy Services Ltd. (the “Registrant”) is the successor issuer to Original C&J following the closing of the transactions contemplated by that certain Agreement and Plan of Merger, dated as of June 25, 2014, by and among Original C&J, the Registrant, Nabors Industries Ltd. (“NIL”), Nabors CJ Merger Co. (“Merger Sub”) and CJ Holding Co. (as amended, the “Merger Agreement”), pursuant to which Original C&J combined with Nabors’ completion and production services business in the United States and Canada and whereby Merger Sub, a direct wholly owned subsidiary of the Registrant, was merged with and into Original C&J, with Original C&J continuing as the surviving corporation and a direct wholly owned subsidiary of the Registrant (such transactions referred to herein collectively as the “Merger”).

In connection with the completion of the transactions contemplated by the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Original C&J common stock (other than shares owned by Original C&J or Merger Sub), par value $0.01 per share (“Original C&J Common Stock”), was converted into the right to receive one newly issued common share of the Registrant, par value $0.01 per share, and the NYSE filed a notification of removal from listing on Form 25 with the SEC with respect to Original C&J Common Stock in order to effect the delisting of Original C&J Common Stock from the NYSE and Original C&J filed a certificate on Form 15 requesting the deregistration of Original C&J Common Stock under Section 12(g) of the Exchange Act.

In addition, on March 23, 2015, the Office of Chief Counsel, Division of Corporate Finance of the SEC issued a letter ruling that the transactions contemplated by the Merger Agreement, upon completion, would constitute a “succession” for the purposes of Rule 12g-3(a) under the Exchange Act and that, as a result, the Registrant will be treated as the successor of Original C&J and may take into account Original C&J’s reporting history under the Exchange Act.

In accordance with its obligations as a successor to Original C&J, the Registrant files this Form 10-K/A to amend the Original Filing to include the information required by Part III of the Original Filing because, due to the consummation of the Merger, the Registrant, as successor to Original C&J, has not and will not file a definitive proxy statement within 120 days after the end of its 2014 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Exchange Act and certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing, the Registrant has not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not modify or update the disclosures in the Original Filing to reflect subsequent events, results or developments or facts that have become known to us after the date of the Original Filing. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference in the Original Filing and our filings made with the SEC subsequent to the Original Filing.

As used herein, the term “we”, “us”, “our” and “Company” refer to Original C&J when referring to time periods prior to the Effective Time and to the Registrant when referring to time periods subsequent to the Effective Time.

i

FORWARD-LOOKING STATEMENTS

This Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements are based on our current expectations and involve risks and uncertainties, which may cause results to differ materially from those set forth in the statements. The forward-looking statements may include statements regarding actions to be taken by us. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the many uncertainties that affect our business, particularly those mentioned in the section on forward-looking statements and in the risk factors in Item 1A of the Original Filing and in our periodic reports on Form 10-Q and current reports on Form 8-K.

ii

C&J Energy Services Ltd.

iii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About our Directors and Executive Officers

As of April 30, 2015, the members of the Company’s Board of Directors (the “Board”) and executive officers are as set forth in the following table, including their names, ages, titles and director classification.

Name	Age	Position at The Registrant
Joshua E. Comstock	45	Chairman of the Board, Chief Executive Officer and Director Class III
Randall C. McMullen, Jr.	40	President, Chief Financial Officer and Director Class I
Donald J. Gawick	57	Chief Operating Officer
James H. Prestidge, Jr.	57	Chief Strategy Officer
Theodore R. Moore	37	Executive Vice President and General Counsel
Edward J. Keppler	50	President, Drilling & Completion Services
Larry P. Heidt	66	President, Production Services
Patrick Bixenman	54	President, Research & Technology
Mark Cashiola	40	Vice President, Controller and Chief Accounting Officer
Michael Roemer	56	Director Class II
H. H. Wommack	59	Director Class III
Michael C. Linn	62	Director Class I
John P. Kotts	63	Director Class II
William Restrepo	55	Director Class III

Directors. As of the Effective Time and in connection with the completion of the Merger on March 24, 2015, the Company’s Board consisted of the following individuals to serve until their successors are duly elected and qualified: Joshua E. Comstock, Randall C. McMullen, Jr., Michael Roemer, H.H. “Tripp” Wommack, III, Michael C. Linn, John P. Kotts and William Restrepo. Class I directors initially serve for a one-year term of office, Class II directors initially serve for a two-year term of office and Class III directors serve for a three-year term of office. Following the initial term, each Class I, II and III director will be elected for a three-year term of office.

Biographical information for each current director of the Company is listed below.

Joshua E. Comstock. Mr. Comstock became the Chief Executive Officer and Chairman of the Company upon the consummation of the Merger on March 24, 2015. Mr. Comstock served as Original C&J’s Chief Executive Officer and as a member of Original C&J’s board of directors since he founded the Company in 1997 and under his leadership, the Company has rapidly grown from a small pressure pumping business working in South Texas with an employee base of two, into one of the largest and most diversified completion and production services companies in the onshore oilfield services industry, operating across North America and the Middle East; he was elected Chairman of Original C&J’s board of directors in February 2011. From December 2010 through October 2012, Mr. Comstock also held the position of President of Original C&J. Mr. Comstock is a 30-year veteran of the oilfield services industry. Prior to starting the Company, Mr. Comstock worked in the pressure pumping services industry, as well as in the pipeline industry, serving in a variety of roles. Through this experience, he gained extensive knowledge and understanding of the oilfield services industry which has been critical to the success of our Company.

Randall C. McMullen, Jr. Mr. McMullen became the President and Chief Financial Officer and a director of the Company upon the consummation of the Merger on March 24, 2015. Mr. McMullen served as Original C&J’s President since October 2012, and as Original C&J’s Chief Financial Officer and Treasurer and a member of Original C&J’s board of directors since joining the Company in August 2005. Prior to joining the Company, Mr. McMullen held various positions with Credit Suisse First Boston, the GulfStar Group and Growth Capital Partners. Mr. McMullen graduated magna cum laude from Texas A&M University with a B.B.A. in Finance. Mr. McMullen was selected as a director because of his strong finance background and experience as Chief Financial Officer and his deep and specific knowledge of the Company and its business.

Michael Roemer. Mr. Roemer became a director of the Company upon the consummation of the Merger on March 24, 2015. Mr. Roemer served as a member of Original C&J’s board of directors since December 2010. Mr. Roemer previously served as the Chief Financial Officer of HKW, a private equity group, and as a partner in several affiliate funds of HKW from 2000 until January 2012. Upon his retirement from HKW, Mr. Roemer founded Roemer Financial Consulting, through which he provides financial accounting advice. Prior to joining HKW, Mr. Roemer served as a shareholder and Vice President of Flackman, Goodman & Potter, P.A., a certified public accounting firm, from 1988 to 2000. Mr. Roemer is a licensed CPA with over 30 years’ experience, and is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants. Mr. Roemer received his B.S. in Accounting from the University of Rhode Island. Mr. Roemer was selected as a director because of his extensive background in public accounting and knowledge of generally accepted accounting principles, combined with his subsequent experience as the chief financial officer of a private equity firm and his vast experience in financial and accounting matters.

H. H. Wommack. Mr. Wommack became a director of the Company upon the consummation of the Merger on March 24, 2015. Mr. Wommack served as a member of Original C&J’s board of directors since December 2010. Mr. Wommack is currently the Chairman, President and Chief Executive Officer of Saber Oil and Gas Ventures, LLC, an oil and gas company that focuses on acquisition and exploitation efforts in the Permian Basin of West Texas and Southeast New Mexico. Mr. Wommack has served in this position since August 2008. Mr. Wommack also serves as the Chairman of Cibolo Creek Partners, LLC, which specializes in commercial real estate investments, a position he has held since January 1993, and as the Chairman of Globe Energy Services, LLC, an energy services company in the Permian Basin, a position he has held since May 2011. Prior to his current positions, Mr. Wommack was Chairman, President and Chief Executive Officer of Southwest Royalties, Inc. from August 1983 to August 2004 and Saber Resources from July 2004 until August 2008. Additionally, Mr. Wommack was the founder, Chairman and Chief Executive Officer of Basic Energy Services (formerly Sierra Well Services, Inc.), and following its initial public offering, Mr. Wommack continued to serve on the board of directors of Basic Energy Services through June 2009. Mr. Wommack graduated with a B.A. from the University of North Carolina, Chappell Hill, and earned a J.D. from the University of Texas. Mr. Wommack was selected as a director because of his extensive executive-level management experience and proven leadership and business capabilities in the oil and gas industry. Additionally, Mr. Wommack’s knowledge and experience from serving as chairman and chief executive officer of a company that went through an initial public offering adds a unique and valuable perspective to the Company as a public company.

Michael Linn. Mr. Linn became a director of the Company upon the consummation of the Merger on March 24, 2015. Mr. Linn was elected to the board of directors of NIL in 2012 and currently serves as Chairman of the Compensation Committee and member of the Risk Oversight and Governance and Nominating Committees of the NIL board of directors. Linn is the President & CEO of MCL Ventures, LLC, an investment company. Mr. Linn founded Linn Energy, LLC, a NASDAQ-listed independent oil and natural gas company, in 2003 and currently serves on the Board of Directors of Linn Energy, LLC. He served as Linn Energy, LLC’s Executive Chairman from January 2010 to December 2011, Chairman and Chief Executive Officer from June 2006 to January 2010, and President and Chief Executive Officer from March 2003 to June 2006. He serves on the National Petroleum Council and on the Board of the Independent Petroleum Association of America. Mr. Linn is a Texas Representative for the Legal and Regulatory Affairs Committee of the Interstate Oil and Gas Compact Commission. He was previously chairman and currently serves on the Natural Gas Council. He acts as an adviser to the Board of Directors of Quantum Energy Partners, LLC, serves on the Board of Directors of Black Stone Minerals Company, LP and Western Refining Logistics GP, LLC and serves as a Non-Executive Director of Centrica plc. Mr. Linn was designated as a “Nabors Selected Director” upon completion of the Merger, in accordance with Bye-Law 37.4 of the Company. Mr. Linn holds a B.A. in Political Science from Villanova University and a J.D. from the University of Baltimore School of Law. Mr. Linn was selected as a director because of his extensive executive-level management experience and proven leadership and business capabilities in the oil and gas industry, as well as his experience in legal and regulatory affairs relating to the oil and gas industry.

John Kotts. Mr. Kotts became a director of the Company upon the consummation of the Merger on March 24, 2015. Mr. Kotts was elected to the NIL board of directors in 2013 and currently serves as Chairman of the Audit Committee, and member of the Compensation, and Risk Oversight Committees of the NIL board of directors. Mr. Kotts is a private investor and entrepreneur. Through his management company, J.P. Kotts & Co., Inc., Mr. Kotts also operates a private investment fund focused on U.S. and international trading of securities and other financial instruments. He also invests in real estate and private equities. Mr. Kotts is currently the owner and CEO of Vesco/Cardinal, an oil tool rental and service company, as well as several manufacturing companies. Mr. Kotts previously held various financial, banking and investment banking positions in companies specializing in leveraged buyouts, venture capital and turnaround transactions. From 1990 to 1998, he owned and operated Cardinal Services, Inc., a leading supplier of liftboat rentals and other production-related services, including mechanical wireline services and plug and abandonment services, to oil companies operating in the Gulf of Mexico. After selling the company to a group led by First Reserve Corporation in 1998, Mr. Kotts retained a significant partnership interest and continued to be involved as a member of the company’s Board of Directors until the time of the company’s merger with Superior Energy Services. Mr. Kotts was designated as a “Nabors Selected Director” upon completion of the Merger, in accordance with Bye-Law 37.4 of the Company. He holds a B.A. in Philosophy and an MBA in Finance from Hofstra University and completed additional post-graduate work at McGill University in Montréal, New York University and Harvard Business School. Mr. Kotts was selected as a director because of his extensive experience as an investor and entrepreneur, as well as his experience establishing a production services business.

William Restrepo. Mr. Restrepo became a director of the Company upon the consummation of the Merger on March 24, 2015. Mr. Restrepo has served as Chief Financial Officer of NIL since March 2014. Prior to joining NIL Mr. Restrepo served as CFO of Pacific Drilling S.A. from 2011 to 2014. From 2005 to 2010, he served as CFO at Seitel, Inc. and at Smith International until its acquisition by Schlumberger Ltd. (“Schlumberger”). Prior to that position, Mr. Restrepo spent 20 years with Schlumberger in various senior financial and operational positions, including operational responsibility for all product lines in the Continental Europe and the Arabian Gulf markets, as well as senior financial executive roles in Corporate Treasury and worldwide controller positions with international postings in Europe, South America and Asia. Mr. Restrepo was designated as a “Nabors Selected Director” upon completion of the Merger, in accordance with Bye-Law 37.4 of the Company. Mr. Restrepo holds bachelor’s degrees in Economics and Civil Engineering, respectively, from Cornell University and the University of Miami. He also earned an M.B.A. from Cornell University. Mr. Restrepo was selected as a director because of his experience in global finance and accounting as well as the treasury, tax, risk management and internal audit groups of NIL, and his extensive portfolio of proven domestic and international capabilities in corporate finance, financial accounting, internal audit, tax, operations and mergers and acquisitions, as well as planning and analysis.

Officers. Biographical information for the Company’s executive officers who do not serve on the Board of Directors and so whose biographical information was not included above in “Directors” is set out below.

Donald J. Gawick. Mr. Gawick became the Chief Operating Officer of the Company upon the consummation of the Merger on March 24, 2015. Mr. Gawick served as Original C&J’s Chief Operating Officer since October 2012. He served as President and Chief Executive Officer of Original C&J’s wireline business, Casedhole Solutions, Inc. (“Casedhole Solutions”), from March 2010 through June 2012, when Original C&J acquired Casedhole Solutions. Mr. Gawick continued in his role of President of Casedhole Solutions until his promotion to Chief Operating Officer in October 2012. Mr. Gawick started his oilfield career in 1979 with Schlumberger and between 1979 and March 2010, he held numerous management positions with Schlumberger, focusing on operations and marketing, including oversight of all of Schlumberger’s oilfield business segments. In addition, he has held senior leadership positions in oilfield services in sales business and new technology development, service delivery and Health-Safety-Environmental management, with assignments throughout the United States, as well as in Canada, Europe, the Far East and Latin America. Mr. Gawick graduated from the University of Manitoba in 1979 with a B.S. in Electrical Engineering.

James H. Prestidge, Jr. Mr. Prestidge became the Chief Strategy Officer of the Company upon the consummation of the Merger on March 24, 2015. Mr. Prestidge joined Original C&J in April 2013 as President—International Infrastructure Development and on April 8, 2014, his title was revised to Chief Strategy Officer. He has extensive international experience in the oil and gas services industry, and a proven capability of managing operating and relationship issues in challenging governmental, regulatory and service environments globally. Mr. Prestidge serves as a director and Chairman of the board of directors of Continental Intermodal Group, a position he has held since October 1, 2013. Prior to joining the Company, Mr. Prestidge served at Halliburton Energy Services (“Halliburton”) from January 1981 through his retirement in December 2012; he was in retirement at the time of his employment with Original C&J. Over the course of his career at Halliburton, Mr. Prestidge acted as, among other positions: Vice President—HSE and Service Quality (February 2011 through December 2012) in Houston, Texas where he was responsible for Halliburton’s global health, safety and environment program, as well as quality operations with over 70,000 employees in over 70 countries; Vice President—Asia Pacific Region (January 2010 through January 2011) in Kuala Lumpur, Malaysia where he managed total operations for 12 product service lines and support functions throughout the region; Vice President—Special Projects Iraq Development (January 2009 through December 2009) in Cairo, Egypt, where he led negotiations and strategy related to the startup deployment of field operations and infrastructure in Iraq; Vice President—Africa Region (January 2007 through December 2008) in Cairo, Egypt where he managed total operations for 12 product service lines and support functions throughout the region; Vice President—Production Enhancement (January 2003 through December 2006) in Houston, Texas where he was responsible for global production enhancement operations, including hydraulic fracturing and coiled tubing services; and Vice President—Southern Region (January 2001 through December 2002) in Houston, Texas. Mr. Prestidge earned a B.S. in Mechanical Engineering from Texas A&M University and an Executive M.B.A. from The Wharton School at the University of Pennsylvania.

Theodore R. Moore. Mr. Moore became Executive Vice President and General Counsel of the Company upon the consummation of the Merger on March 24, 2015. Mr. Moore served as Original C&J’s Executive Vice President since October 2012 and as Original C&J’s General Counsel and Corporate Secretary since February 2011. Prior to that time, Mr. Moore practiced corporate law at Vinson & Elkins L.L.P. from 2002 through January 2011. Mr. Moore represented public and private companies and investment banking firms in numerous capital markets offerings and mergers and acquisitions, primarily in the oil and gas industry. Mr. Moore earned a B.A. in Political Economy from Tulane University and a J.D. from Tulane Law School.

Edward J. Keppler. Mr. Keppler became President, Drilling & Completion Services of the Company upon the consummation of the Merger on March 24, 2015. Mr. Keppler served as Original C&J’s Senior Vice President—Corporate Oilfield Operations since July 2013, focusing on tactical operational issues across all of its service lines, including streamlining standard operating procedures within each service line, structuring and implementing training for supervisor and manager level employees, working with its QHSE department on training and safety awareness, and certifications and competency testing for all of Original C&J’s field based personnel. He previously served as the President of Casedhole Solutions from October 2012 through July 2013, having joined Casedhole Solutions as its Vice President and General Manager for the North Region in May 2010. Prior to joining Casedhole Solutions, Mr. Keppler was employed by Schlumberger from 1991 through 2010, where he gained significant wireline experience in the North American market with extensive expertise in cased-hole operations, perforating, open-hole logging, and wellbore formation sampling. While employed by Schlumberger, Mr. Keppler held numerous key management positions, including wireline district manager in six different locations, regional operations manager for the state of Alaska, Engineering Sustaining Manager and Cased-Hole Service Delivery Manager for the U.S. Mr. Keppler’s last position before joining Casedhole Solutions was Global Wireline Technical Support Manager. He graduated from New Mexico State University with a B.S. degree in Mechanical Engineering in 1990.

Larry P. Heidt. Mr. Heidt became President, Production Services of the Company upon the consummation of the Merger on March 24, 2015. Prior to joining the Company, Mr. Heidt directed all aspects of the completion and production services business line for NIL worldwide. He joined NIL in March 1992 as President of Nabors Energy Services (UK) Ltd. In 1996, he assumed the position of President and Chief Operating Officer of Nabors Drilling USA. Before joining NIL, Mr. Heidt served as Executive Vice President of Noble Drilling Corporation. Prior to that time, he held positions of increasing importance in the international, domestic and offshore markets of the energy industry.

Patrick Bixenman. Mr. Bixenman became President, Research & Technology for the Company upon the consummation of the Merger on March 24, 2015. Mr. Bixenman served as Original C&J’s President, Research & Technology since October 2012, building the Research & Technology organization from the ground up and recruiting over 100 technology professionals. The Research & Technology department develops products and provides technical support to C&J’s legacy core service lines of hydraulic fracturing, coiled tubing and wireline services. Mr. Bixenman also initiated development of drilling products that allowed the Company to enter the directional drilling services business. Prior to joining C&J, Mr. Bixenman was employed by Schlumberger from 1985 through 2012, where he gained significant technology development and manufacturing experience in wireline logging, coiled tubing, completions tools, artificial lift, drill stem testing, and subsea intervention trees. While employed by Schlumberger, Mr. Bixenman held numerous key management positions, including Engineering Manager, Manufacturing Center Manager and Technology Center Manager. He graduated from Tennessee Technology University with a B.S. degree in Mechanical Engineering in 1983 and Rice University with a Masters in Mechanical Engineering in 1988.

Mark Cashiola. Mr. Cashiola became Vice President, Controller and Chief Accounting Officer of the Company upon the consummation of the Merger on March 24, 2015. Mr. Cashiola joined Original C&J in January 2011 and has served as Vice President—Controller and Chief Accounting Officer since July 2012. He has 14 years of U.S. GAAP and SEC reporting experience, the majority of which has been spent in the energy industry. Prior to joining Original C&J, Mr. Cashiola was Senior Controller for Precision Drilling Oilfield Services Corporation (“Precision”) for two years and, before its acquisition by Precision, Mr. Cashiola was Assistant Controller for Grey Wolf, Inc. for four years. Mr. Cashiola began his career in public practice working for Arthur Andersen, L.L.P. and KPMG, L.L.P. for a combined six years, most recently as Audit Manager. He received a B.B.A. in Accounting from Texas A&M University and is a Certified Public Accountant in the State of Texas.

Corporate Governance

Code of Ethics

We are committed to adhering to sound principles of ethical conduct and good corporate governance. We have adopted corporate policies and practices that promote the effective functioning of our Company and ensure that it is managed with integrity and in the best interest of our shareholders.

The Board has adopted a corporate code of business conduct and ethics (the “Code of Business Conduct and Ethics”), which provides basic principles and guidelines to assist our directors, officers, employees, contractors, agents and other representatives in complying with the legal and ethical requirements governing our business conduct. This Code of Business Conduct and Ethics is supplemented by our Financial Code of Ethics (herein so called), which sets forth the ethical principles by which our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer / Controller and other senior financial and accounting officers are expected to conduct themselves when carrying out their duties and responsibilities. Any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics or Financial Code of Ethics that (i) applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller or any person performing functions similar to those performed by such officers, and (ii) relates to any element of the code of ethics definitions, as enumerated in Item 406(b) of SEC Regulation S-K, will be posted on the Company’s website at www.cjenergy.com within four business days following the date of the amendment or waiver. Copies of the Code of Conduct and Ethics and the Financial Code of Ethics are available on our website at http://www.cjenergy.com/company-profile/corporate-governance under the “Company Profile — Corporate Governance” section.

Additional Information About Our Board and Its Committees

Our Board currently consists of seven directors with three standing committees to assist it in discharging its responsibilities: the Audit Committee, the Compensation Committee and the Nominating & Governance Committee. Details as to the membership of the Board and each committee and the function of each committee are provided below. There have been no material changes to the procedures by which our shareholders may recommend nominees to the Company’s Board since our 2013 Annual Report on Form 10-K.

The following table identifies the current members of the Board, the standing committees of the Board on which they serve, and the chairman of each committee as of the date of this Form 10-K/A. Each committee has a charter, which is available on our website at http://www.cjenergy.com/company-profile under the “Corporate Governance” heading, and shareholders may obtain printed copies, free of charge, by sending a written request to C&J Energy Services Ltd., Canon’s Court, 22 Victoria Street, Hamilton, HM12, Bermuda, Attn: Corporate Secretary or by emailing Investors@cjenergy.com.

Name of Director	Audit Committee	Compensation Committee	Nominating & Governance Committee
Joshua E. Comstock
Randall C. McMullen, Jr.
Michael Roemer (1) (2)	**	*	*
H. H. Wommack (2)	*	**	**
Michael C. Linn (2)		*	*
John P. Kotts (2)	*
William Restrepo

*	Member
**	Chairman
(1)	The Board has determined that Mr. Roemer qualifies as a Financial Expert under Section 407 of the Sarbanes-Oxley Act of 2002 (“SOX”) and meets the requisite financial management expertise required under the NYSE Standards.
(2)	The Board has determined that each of Michael C. Linn, Michael Roemer, John P. Kotts and H.H. Wommack qualifies as independent under the NYSE Standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our equity securities to file reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the SEC. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for the fiscal year 2014, all required reports of executive officers and directors were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

As a result of the Merger, the Company is one of the largest completion and production services providers in North America. We are led primarily by the individuals who served as Original C&J’s executive officers prior to the completion of the Merger. This Compensation Discussion and Analysis (“CD&A”) provides information about the compensation objectives and policies for the individuals who served as Original C&J’s principal executive officer, principal financial officer, and the other three most highly-compensated executive officers during fiscal year 2014 (collectively referred to as the “Named Executive Officers”), and is intended to place in perspective the information contained in the executive compensation tables that follow this discussion under the heading “Executive Compensation.” This CD&A provides a general description of Original C&J’s 2014 compensation program and specific information about its various components, which primarily consisted of base salaries, short- and long-term incentive and retention programs, retirement plans and health and welfare benefits. The 2014 compensation program and decisions described below were determined by Original C&J’s Compensation Committee, which was composed of four independent directors, Ms. Adrianna Ma, and Messrs. H.H. “Tripp” Wommack, III (Chairman), Darren M. Friedman, and Michael Roemer. As used in this CD&A and in the sections entitled “Executive Compensation” and “Director Compensation” below, the terms “we,” “us,” “our,” and the “company” refer, when discussing time periods prior to completion of the Merger, to Original C&J and its Board of Directors and Compensation Committee. Additionally, the term “share”, “shares” or “shareholders” refer, when discussing time periods prior to the completion of the Merger, to the stock and stockholders of Original C&J.

The Named Executive Officers discussed within this CD&A and in the compensation tables set forth under the heading “Executive Compensation” are listed below, along with the position each held prior to the Merger.

•	Joshua E. Comstock, Chairman and Chief Executive Officer

•	Randall C. McMullen, Jr., President, Chief Financial Officer, Treasurer and Director

•	Donald J. Gawick, Chief Operating Officer

•	James H. Prestidge, Jr., Chief Strategy Officer

•	Theodore R. Moore, Executive Vice President, General Counsel and Corporate Secretary

Following the Merger, compensation decisions for the Named Executive Officers will be made by our Compensation Committee, which is comprised of the following three members: Messrs. Wommack (Chairman), Roemer, and Michael C. Linn. Although in accordance with the rules of the SEC, this CD&A focuses on compensation for the Named Executive Officers for the last completed fiscal year (2014), we also describe compensation actions effected after the end of the last completed fiscal year in connection with the closing of the Merger to the extent we believe such discussion enhances the understanding of our executive compensation disclosures and our executive compensation structure following the Merger. See “—Actions Taken for the 2015 Fiscal Year” below for additional information.

Overview of Our Executive Compensation Program

Compensation Philosophy and Objectives

The primary objectives of our compensation program are to link compensation with the achievement of strategic business and financial objectives, to remain competitive within our industry, and to assure that we attract, motivate, and retain talented executive personnel. To this end, we have focused on designing a compensation program for our employees, including our Named Executive Officers, that includes a large component of incentive compensation based on our overall performance and the individual successes and contributions of our employees. In particular, our Compensation Committee believes significant emphasis on long-term equity incentive compensation is appropriate because it effectively aligns the interests of our employees with those of our shareholders, providing incentive to our employees to focus on the long-term success of the company and rewarding employees for enhancing our share valuation. We believe that incentive compensation elements such as equity awards and cash bonuses communicate to our executives that they will be paid for performance and align the interests of our executives with our shareholders’ interests.

We expect that our Compensation Committee will continue to design our executive compensation policies in a manner that allows us to attract and retain individuals with the background and skills necessary to successfully execute our business strategy in a demanding environment, to motivate those individuals to reach near-term and long-term goals in a way that aligns their interests with our shareholders, and to reward individual and overall success in reaching such goals. In light of our greatly expanded capabilities and resources and our significantly larger asset base and geographic footprint following the Merger, we may incorporate additional performance metrics and designated target goals into our compensation program for cash bonuses and equity compensation awards. Further, we anticipate that our Compensation Committee will continue to work with an independent compensation consultant to assist in further tailoring our compensation program to that of a large scale, multinational public company within our industry.

Key Components of Our Executive Compensation Program

In designing our executive compensation program, our Compensation Committee relies on three primary elements of compensation:

•	Base salary;

•	Annual cash incentive bonus awards; and

•	Long-term equity incentive awards.

We believe that annual cash incentive bonuses and long-term equity incentive awards are flexible in application and can be tailored to meet our compensation objectives, while still providing the executives with a performance-based incentive. The determination of an employee’s cash incentive bonus reflects our Compensation Committee’s assessment of the employee’s relative contribution to achieving or exceeding our annual, near-term goals, while the determination of an employee’s long-term equity incentive awards is based, in large part, on the employee’s demonstrated and expected contribution to our longer term performance objectives.

The other key components of our executive compensation program are severance and change in control benefits, retirement, health and welfare benefits and other limited perquisites. We maintain employment agreements with each of our Named Executive Officers and provide individual award agreements to each recipient of a restricted share or share option award, which govern the terms and conditions of these compensation elements. The key components of our 2014 executive compensation program are described in greater detail under the heading “—Components of 2014 Compensation of our Named Executive officers” and the employment agreements in effect with the Named Executive Officers during 2014 are described below under “Executive Compensation—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards for the 2014 Fiscal Year End Table—Employment Agreements.” We entered into new employment agreements with the Named Executive Officers that became effective upon completion of the Merger, which are described below under “—Actions Taken For the 2015 Fiscal Year – New Employment Agreements.”

Say-on-Pay Advisory Vote

At Original C&J’s 2014 annual meeting of shareholders held on May 22, 2014, a majority of the votes cast by shareholders approved on an advisory basis the compensation paid to the Named Executive Officers for the 2013 fiscal year. Compensation decisions for the 2014 fiscal year were made by Original C&J’s Compensation Committee prior to the 2014 annual meeting of shareholders. During the 2014 fiscal year, the Compensation Committee evaluated the results of the say-on-pay advisory vote and the level of support expressed by shareholders at the 2014 annual meeting of shareholders. However, in light of execution of a definitive agreement for the Merger on June 25, 2014 and the negotiation of new management employment agreements with NIL, Original C&J’s Compensation Committee did not make any changes to the compensation decisions for the Named Executive Officers following C&J’s 2014 annual meeting of shareholders.

We are committed to the interests of our shareholders and the delivery of shareholder value through sustainable growth strategies. Please see “—Actions Taken for the 2015 Fiscal Year” below for a discussion of compensation determinations made with respect to the 2015 fiscal year in connection with the completion of the Merger. Our shareholders will have the opportunity to cast an advisory vote to approve our executive compensation program and the compensation paid to the Named Executive Officers for the 2015 fiscal year at our 2016 annual meeting.

Shareholder-Friendly Features of Our Executive Compensation Program

Our executive compensation program contains the following shareholder-friendly features:

•	Our equity award agreements with our executive officers do not contain “single trigger” vesting acceleration (and all outstanding C&J equity awards held by the Named Executive Officers were assumed and continued by us following the Merger on the same terms and conditions);

•	Our employment agreements for our executive officers contain “double trigger” severance and change in control provisions;

•	We do not provide tax gross-ups on any potential golden parachute payments;

•	All long-term incentive awards are paid solely in shares;

•	We do not allow for backdating or repricing options; and

•	We utilize a compensation consultant that is independent from management.

Compensation Setting Process

Role of Compensation Committee and Named Executive Officers in Setting 2014 Compensation

Our independent Compensation Committee has the authority to oversee our executive compensation program and to implement any formal equity-based compensation plans or policies that the committee deems appropriate for our employees, including the Named Executive Officers. Our Compensation Committee consults with certain of our executive officers regarding our compensation and benefit programs, other than with respect to such executive officer’s own compensation and benefits, but our Compensation Committee is ultimately responsible for making all compensation decisions for the Named Executive Officers.

Role of Compensation Consultants in Setting 2014 Compensation

Our Compensation Committee has the authority to engage a compensation consultant at any time if the committee determines that it would be appropriate to consider the recommendations of an independent outside source. During 2014, the Compensation Committee continued its engagement of an independent compensation consultant, Pearl Meyer & Partners or “PM&P.” PM&P has reviewed C&J’s executive compensation program and non-employee director compensation program since 2011 and, with respect to certain matters, the Compensation Committee took into consideration information contained in PM&P’s most recent year-end report when making certain compensation decisions for the executives and the non-employee directors for 2014. The Compensation Committee does not use any particular formula or target a specific percentile of compensation at our peer companies when determining the Named Executive Officers’ compensation levels, and the information from PM&P is only one of the various factors that go into all compensation decisions.

Peer Group

PM&P also provided the Compensation Committee with recommendations and advice during the process of selecting an appropriate peer group for 2013 compensation purposes and the peer group remained the same for 2014. The Compensation Committee’s general criteria for selecting a peer group include:

•	Companies that are direct competitors for the same space, products and/or services;

•	Companies that competed with us for the same executive team talent;

•	Companies with a similar Standard Industry Classification code or in a similar sector;

•	Companies that are most statistically related to us with similar revenue size;

•	Companies that generally are subject to the same market conditions (or specifically, oilfield services companies); and

•	Companies that are tracked similarly or which are considered comparable investments by outside analysts.

The Compensation Committee and PM&P determined that an appropriate peer group should consist of 10 to 15 companies. After consulting with management and analyzing the research completed by PM&P, the Compensation Committee determined that our peer group should consist of the following 14 companies:

• Basic Energy Services, Inc.	• Oil States International, Inc.

• Dresser-Rand Group Inc.	• Patterson-UTI Energy, Inc.

• Exterran Holdings, Inc.	• Pioneer Energy Services Corp.

• Helmerich & Payne, Inc.	• RPC, Inc.

• Key Energy Services, Inc.	• Superior Energy Services, Inc.

• Newpark Resources, Inc.	• Tesco Corporation

• Oceaneering International, Inc.	• TETRA Technologies, Inc.

Components of 2014 Compensation of our Named Executive Officers

Base Salary

Each Named Executive Officer’s base salary is a fixed component of compensation that may be annually adjusted by the Compensation Committee. We generally do not adjust base pay for our Named Executive Officers based strictly on our performance, rather we take individual accomplishments and market trends into account as well. As such, base pay functions as an important counterbalance to incentive, discretionary, and equity compensation, all of which are generally contingent on our performance or success. The determination as to the reasonableness of a Named Executive Officer’s 2014 base salary was made by our Compensation Committee, in consultation with PM&P, based on their collective extensive experience in the energy industry, and also with input from our Chief Executive Officer. The Compensation Committee reviews the base salaries for each Named Executive annually as well as at the time of any promotion or significant change in job responsibilities, and in connection with each review considers individual and company performance over the course of that year. The total base salary earned by each Named Executive Officer in 2014 is reported in “Executive Compensation—Summary Compensation Table.”

Based upon the studies conducted by PM&P at the end of the 2013 year, the Named Executive Officers’ base salaries were on average at or below the market median (with the exception of Mr. McMullen, who has operational responsibilities that place a premium on his value to us and who was estimated to be above the market median with respect to his base salary). For 2014, the Compensation Committee approved adjustments to the base salaries of our Named Executive Officers, other than Mr. Prestidge, whose base salary remained at the same level as set for 2013. Specifically, the 2014 base salary rates for our Named Executive Officers were as follows, effective January 5, 2014 (unless otherwise indicated): Mr. Comstock, $875,000 (effective February 2, 2014); Mr. McMullen, $510,000; Mr. Gawick, $425,000; Mr. Prestidge, $325,000 (no change); and Mr. Moore, $350,000. These base salaries were set at levels that reflect consideration of market analysis with respect to executive base salaries within our peer group and individual responsibilities and contributions to the company.

Cash Incentive Bonus Awards

The employment agreements in effect during 2014 for each of Messrs. Comstock, McMullen, Gawick, Prestidge and Moore provided for an annual cash incentive bonus, which is stated in each employment agreement as a range. The actual amount of each annual bonus is determined by the Compensation Committee in its sole discretion and may be higher or lower than the target range in the Named Executive Officer’s employment agreement. The Compensation Committee also discussed the annual cash incentive target ranges with PM&P and whether any adjustments were warranted for 2014.

The target bonus set by the Board for each Named Executive Officer for the 2014 year, as well as the actual payout amounts for the 2014 annual cash incentive bonuses, are set forth in the table below. The target bonus percentages for 2014 remained the same as the applicable percentages used in 2013.

Name	Target Amount as Percentage of 2014 Salary	Actual Payment as Percentage of 2014 Salary	Actual Payment Amount ($)
Joshua E. Comstock	100-200%	200%	1,750,000
Randall C. McMullen, Jr.	100-200%	200%	1,020,000
Donald J. Gawick	75-150%	150%	637,500
James H. Prestidge, Jr.	75-150%	150%	487,500
Theodore R. Moore	50-100%	139%	487,500

For 2014, the Compensation Committee awarded annual cash incentive bonuses to Messrs. Comstock, McMullen, Gawick, Prestidge and Moore based upon its assessment of the Company’s overall performance during 2014 and each Named Executive Officer’s contribution to our overall performance. Specifically, the cash incentive bonuses awarded for 2014 were made in recognition of the extraordinary efforts the Named Executive Officers contributed towards the achievement of the Company’s overall performance in 2014 while simultaneously negotiating and planning for the closing of the Merger and the integration of the businesses of the combined company.

Bonus payments, if any, are typically paid between December 15 of the applicable year for which the bonus was earned and March 15 of the year following the year for which the bonus was earned. In the event that any executive is terminated for cause in advance of the bonus payment date, however, such executive would forfeit any right to receive a bonus for that year.

Restricted Share Awards

On February 11, 2014, the Compensation Committee granted the Company’s 2014 annual long-term equity incentive awards to the Named Executive Officers. Following consultation with PM&P, the Compensation Committee elected to grant all 2014 long-term equity compensation in the form of restricted share grants with service-based vesting conditions. The Compensation Committee determined that grants of restricted shares were the best equity compensation vehicles to accomplish the committee’s compensation objectives because: (i) restricted share awards are less dilutive than options, (ii) restricted shares provide an effective retention incentive, and (iii) restricted share awards are in line with market practice. The Compensation Committee also requested PM&P’s thoughts and recommendations regarding the value of restricted share awards to the Named Executive Officers.

Pursuant to the 2014 annual long-term equity incentive awards, the Compensation Committee granted (i) 132,175 restricted shares to Mr. Comstock, (ii) 76,112 restricted shares to Mr. McMullen, (iii) 40,420 restricted shares to Mr. Gawick, (iv) 20,210 restricted shares to Mr. Prestidge, and (v) 29,669 restricted shares to Mr. Moore. The restricted share awards vest over three years of continuous service with one-third vesting on the first, second, and third anniversaries of the grant date, with accelerated vesting upon certain terminations of employment as described in greater detail under “Executive Compensation—Potential Payments Upon Termination or Change in Control.” Please see “Executive Compensation—Summary Compensation Table” and “Executive Compensation—Grants of Plan-Based Awards for the 2014 Fiscal Year” for additional detail concerning the awards of restricted shares to the Named Executive Officers during 2014.

For purposes of valuing the restricted share awards that we have granted to our Named Executive Officers, we are required to report the grant date fair value of awards under specific accounting principles within the tables included under the headings “Executive Compensation—Summary Compensation Table” and “Executive Compensation—Grants of Plan-Based Awards for the 2013 Fiscal Year.” The grant date fair value of each restricted share granted to the Named Executive Officers for 2014 was set at $24.74, which represents the closing price of C&J’s common shares on the NYSE on the grant date for the awards. The accounting valuations, however, may not provide an accurate account of the current settlement value of the outstanding restricted share awards. Thus, the values reported in the “Share Awards” column of the “Summary Compensation Table” for the 2014 restricted share awards are based upon certain assumptions and not on the value that each Named Executive Officer actually received during 2014 or may receive in the future with respect to these awards.

Following the Merger, we expect that long-term equity incentive awards will continue to be an integral part of our executive compensation program, and that our Named Executive Officers will continue to receive annual equity-based compensation awards in order to maintain a strong tie between our executives’ interests and those of our shareholders. Currently, the only equity compensation plan we maintain pursuant to which future long-term equity incentive awards may be granted is the C&J Energy Services 2015 Long-Term Incentive Plan (the “Plan”), which is intended to be an assumption and continuation of Original C&J’s 2012 Long Term Incentive Plan (“C&J 2012 LTIP”), with certain non-material revisions made for NYSE purposes. Outstanding C&J equity awards held by the Named Executive Officers immediately prior to the Merger were assumed by us and continued following the Merger under the Plan, as adjusted on a one-to-one basis to reflect the Merger, and otherwise remain subject to the original terms and conditions of the awards. The Named Executive Officers received no accelerated vesting of their outstanding equity awards in connection with the Merger. We expect future annual equity-based compensation grants to our Named Executive Officers will be targeted within the market norms of our peer group for similar annual grants, with the purpose of rewarding past contributions, recognizing increased responsibility and incentivizing future performance, and we expect that we may incorporate additional performance metrics and designated target goals into our equity compensation awards.

Severance and Change in Control Benefits

We believe it is important that the Named Executive Officers focus their attention and energy on our business without any distractions regarding the effects of a termination that is beyond their control or our change in control. Therefore, their employment agreements each provide that they will be entitled to receive severance benefits and certain accelerated vesting of their restricted shares and options in the event their employment is terminated under certain circumstances. Specifically, all payment obligations to the Named Executive Officers associated with a change in control are “double trigger” payments, which require termination of employment within a specified period prior to or following a change in control to receive the benefit. Our Board believed that double trigger payments are more appropriate than a single trigger payment (where a payment is made upon the occurrence of a change in control alone) because it financially protects the employee if he is terminated following a change in control transaction, without providing a potential windfall if the employee is not terminated. The employment agreement in effect with Mr. Prestidge during 2014 did not contain any additional or different severance obligations in the event his termination of employment occurred in connection with a change in control.

For more detailed information regarding our severance and change in control benefits under the employment agreements in effect during 2014, please read “Executive Compensation—Potential Payments upon Termination or Change in Control.” For information regarding the severance and change in control benefits under the new employment agreements entered into with the Named Executive Officers that became effective upon completion of the Merger, please see “—Actions Taken For the 2015 Fiscal Year.”

Other Benefits and Policies

During 2014, each of our Named Executive Officers was provided with certain perquisites, including the use of a company-owned vehicle or an annual automobile allowance and a health care subsidy. As more fully described in the section titled “Transactions with Related Persons—Related Person Transactions—Other Transactions,” Mr. Comstock owns a personal aircraft that he occasionally uses for business travel and we partially reimburse Mr. Comstock for the expenses associated with business travel. In the event that Mr. Comstock’s family accompanies him on a business-related trip, the amounts that we reimburse Mr. Comstock with respect to his family’s travel costs are reported as compensation to Mr. Comstock in the “All Other Compensation” column of the “Summary Compensation Table,” which is included under the heading “Executive Compensation.”

We do not maintain a defined benefit or pension plan for our executive officers or other employees because we believe such plans primarily reward longevity rather than performance. Nevertheless, we recognize the importance of providing our employees with assistance in saving for their retirement. We therefore maintain a retirement plan, or the “401(k) Plan”, that is qualified under Section 401(k) of Code. Following the completion of one year of service plus an additional required waiting period, we offer matching contributions for each of our employees, including our Named Executive Officers, up to 4% of their qualifying compensation each year, subject to certain limitations imposed by the Code. Amounts of the matching contributions to the 401(k) Plan during 2014 on behalf of our Named Executive Officers are disclosed in the “Summary Compensation Table.” The Named Executive Officers are also eligible to participate in the health and welfare benefits generally made available to our other full-time, salaried employees.

Share Ownership Guidelines

Following consultation with PM&P, we have elected not to adopt formal share ownership guidelines for our Named Executive Officers as each such executive officer currently holds a substantial equity position in the company. The share ownership guidelines applicable to our non-employee directors are described below under “Director Compensation.”

Tax Deductibility of Executive Compensation

As part of its role in determining the amounts and type of compensation to grant to the Named Executive Officers, the Compensation Committee takes into consideration the deductibility of executive compensation under Section 162(m) of the Code, which provides that we may not deduct certain compensation in excess of $1,000,000 that is paid to our Chief Executive Officer or our three other most highly compensated officers (other than our Chief Financial Officer) unless the compensation is “performance-based” within the meaning of Section 162(m) of the Code. The Compensation Committee considers its primary goal to design compensation strategies that further the best interests of our shareholders. Although deductibility of compensation is preferred when possible, tax deductibility is not a primary objective of our compensation programs, and we believe that achieving our compensation objectives is more important than the benefit of tax deductibility of compensation in certain circumstances.

Relation of Compensation Policies and Practices to Risk Management

We anticipate that our compensation policies and practices will continue to be tailored to provide rewards for short-term and long-term performance, both on an individual basis and at the entity level. In general, optimal financial and operational performance, particularly in a competitive business, requires some degree of risk-taking. However, at this time our Compensation Committee retains a significant amount of discretion with respect to the compensation packages of our Named Executive Officers, which we believe prevents management from entering into actions that could have a material adverse effect on us in the long-run to simply achieve a specific short-term goal. We also believe that the compensation program that our general employee population is eligible to receive does not entice the employees to take unnecessary risks in their day to day activities.

We expect our compensation arrangements to contain a number of design elements that serve to minimize the incentive for taking unwarranted risk to achieve short-term, unsustainable results. Those elements include delaying the rewards, subjecting such rewards to forfeiture for terminations, and subjecting such awards to equity claw-backs under certain scenarios related to violations of our risk management policies and practices.

In combination with our risk-management practices, we do not believe that risks arising from our compensation policies and practices for our employees, including our Named Executive Officers, are reasonably likely to have a material adverse effect on us.

Actions Taken For the 2015 Fiscal Year

New Employment Agreements

In order to reflect our transformative increase in scale upon the completion of the Merger, NIL negotiated new employment agreements with the Named Executive Officers in advance of the March 24, 2015 closing date of the Merger. The material terms of such employment agreements were included in the “say-on-pay” advisory vote and merger-related shareholder voting items approved by Original C&J’s stockholders prior to closing of the Merger, and such employment agreements became effective at the closing of the Merger, thereby superseding the existing employment agreements with such individuals. The material terms of the new employment agreements are described below.

Term. The new employment agreements each have a term that commences on March 24, 2015 (the “Effective Date”) and ends on the third anniversary of the Effective Date, with automatic one-year extensions following the expiration of the initial term or any subsequent one-year extension term, provided that neither party provides a notice of non-renewal at least 90 days prior to the applicable extension date.

Compensation and Benefits. The new employment agreements provide the that the Named Executive Officers are eligible to receive the following compensation and benefits: (i) an annualized base salary; (ii) eligibility to receive an annual bonus (with a designated target range of a specified percentage of annualized base salary) that is based on the achievement of certain performance targets set forth by the Compensation Committee; (iii) a success bonus contingent upon completion of the Merger that is comprised of (a) a lump-sum cash payment and (b) a one-time grant of an equity award subject to a three-year vesting schedule that is contingent upon continued employment; (iv) eligibility to receive discretionary bonuses as determined solely by our board of directors, (v) employee benefits for the executive and the executive’s eligible family members that we ordinarily provide to similarly situated employees (including, but not limited to, medical and dental insurance, retirement plans, disability insurance and life insurance); and (vi) eligibility to receive long-term equity compensation awards (or cash awards upon mutual agreement of us and the executive) each year, beginning in 2015, at a target award level of no less than the executive’s Total Cash Compensation, which means the sum of (a) the executive’s base salary for the prior calendar year and (b) the greater of the annual cash bonus paid to the executive in either of the prior two calendar years.

The following table enumerates certain of the foregoing items of compensation and benefits that each of the Named Executive Officers are entitled to or eligible to receive under the new employment agreements:

Name	Annualized Base Salary($)	Target Bonus as a Percentage of Base Salary	Merger Success Bonus (Cash)	Merger Success Bonus (Equity)
Joshua E. Comstock	$1,100,000	200 - 300%	$3,300,000 (equal to three times base salary)	500,000 shares
Randall C. McMullen, Jr.	$650,000	100 - 200%	$650,000 (equal to one times base salary)	25,000 shares
Donald J. Gawick	$550,000	150%	$550,000 (equal to one times base salary)	25,000 shares
James H. Prestidge, Jr.	$450,000	150%	$450,000 (equal to one times base salary)	25,000 shares
Theodore R. Moore	$450,000	100%	$450,000 (equal to one times base salary)	25,000 shares

Under the agreements, each Named Executive Officer is eligible to receive fringe benefits and perquisites, including provision for an automobile (or an automobile allowance) for business and personal use and related insurance coverage, use of the company aircraft for business purposes and reimbursement of reasonable business expenses. Additionally, under his agreement, Mr. Comstock is eligible to use the company aircraft for personal purposes, provided that Mr. Comstock is responsible for paying the incremental costs associated with aircraft use for personal purposes to us.

Severance. The new employment agreements contain the following severance provisions upon qualifying terminations of employment.

If we terminate the employment of a Named Executive Officer for cause, or if such an executive resigns without good reason (each as defined in the applicable agreement), then the executive will be eligible to receive: (i) to the extent unpaid, the sum of the executive’s base salary earned through the date of termination and any accrued, unused vacation pay earned by executive (the “Accrued Obligation”) and (ii) unreimbursed business expenses.

If we terminate the employment of a Named Executive Officer other than for cause, death or permanent disability (as defined in the applicable agreement), or if such an executive resigns for good reason, in each case, outside of the Protected Period (as defined below), then the executive will be eligible to receive: (i) the Accrued Obligation and any unreimbursed business expenses, (ii) subject to satisfaction of any applicable performance targets, any of the executive’s unpaid bonuses with respect to a previous calendar year completed prior to the date of termination (without regard to any continued employment requirement), and (iii) subject to the executive’s execution of a release and compliance with certain restrictive covenants specified in the applicable agreement, (a) payment of the annual bonus for the calendar year in which the termination occurs (based on actual results and payable at the time bonuses are paid to active executives), (b) full vesting of any and all long-term equity compensation awards held by the executive (provided that any awards intended to be performance-based compensation within the meaning of Section 162(m) of the Code shall be paid based on actual performance), with any unexercised options remaining exercisable for their full term, (c) lump sum payment of an amount equal to two times the sum of (1) the executive’s annualized base salary in effect on the date of termination and (2) the executive’s target annual bonus for the calendar year in which the date of termination occurs and (d) a lump sum payment of an amount equal to all Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) premiums that would be payable for the 18 month period beginning on the date of termination, assuming that the executive and the executive’s eligible dependents elected COBRA coverage (without regard to whether actual coverage was elected or would be applicable for the entire 18 month period).

If we terminate the employment of a Named Executive Officer other than for cause, such an executive resigns upon the expiration of the term of the employment agreement following our election not to extend the term or such an executive resigns for good reason, in each case, during the Protected Period in connection with a change of control (as defined in the applicable agreement and which, for the avoidance of doubt, does not include the Merger), then the executive will be eligible to receive (in lieu of the ordinary severance payments and benefits described above): (i) the Accrued Obligation and any unreimbursed business expenses, (ii) subject to satisfaction of any applicable performance targets, payment of the executive’s unpaid bonuses with respect to a previous calendar year completed prior to the date of termination (without regard to any continued employment requirement), and (iii) subject to the executive’s execution of a release and compliance with certain restrictive covenants specified in the agreement, (a) payment of the annual bonus for the calendar year in which the termination occurs at the target level, (b) full vesting of any and all long-term equity compensation awards held by the executive (provided that any awards intended to be performance-based compensation within the meaning of Section 162(m) of the Code shall be paid based on actual performance), with any unexercised options remaining exercisable for their full term, (c) a lump sum payment of an amount equal to three times the sum of (1) the executive’s base salary in effect on the date of termination and (2) the executive’s target annual bonus for the calendar year in which the date of termination occurs and (d) a lump sum payment of an amount equal to all COBRA premiums that would be payable for the three-year period beginning on the date of termination, assuming that the executive and the executive’s eligible dependents elected COBRA coverage (without regard to whether actual coverage was elected or would be applicable for the entire three-year period).

If we terminate the employment of a Named Executive Officer other than for cause, such an executive resigns upon the expiration of the term of the employment agreement following our election not to extend the term or such an executive resigns for good reason, in each case, during the Protected Period in connection with an unapproved change of control (as defined in the applicable agreement), then the executive will be eligible to receive (in lieu of the ordinary and change in control severance payments and benefits described above): (i) the Accrued Obligation and any unreimbursed business expenses, (ii) subject to satisfaction of any applicable performance targets, payment of the executive’s unpaid bonuses with respect to a previous calendar year completed prior to the date of termination (without regard to any continued employment requirement), and (iii) subject to the executive’s execution of a release and compliance with certain restrictive covenants specified in the agreement, (a) payment of the annual bonus for the calendar year in which the termination occurs at the target level, (b) full vesting of any and all long-term equity compensation awards held by the executive (provided that any awards intended to be performance-based compensation within the meaning of Section 162(m) of the Code shall be paid based on actual performance), with any unexercised options remaining exercisable for their full term, (c) a lump sum payment of an amount equal to all COBRA premiums that would be payable for the three-year period beginning on the date of termination, assuming that the executive and the executive’s eligible dependents elected COBRA coverage (without regard to whether actual coverage was elected or would be applicable for the entire three-year period), (d) a lump sum payment of an amount equal to four and one-half times the sum of (1) the executive’s annualized base salary in effect on the date of termination and (2) the executive’s target annual bonus for the calendar year in which the date of termination occurs and (e) a lump sum payment of an amount equal to three times the annual value of the executive’s perquisites (including, but not limited to, the executive’s car allowance).

Under the new employment agreements, “Protected Period” means the period beginning thirty (30) days prior to the effective date of a change of control or unapproved change of control, as applicable, and ending on the two (2) year anniversary of the effective date of such change of control or unapproved change of control.

If the employment of a Named Executive Officer is terminated by reason of death or permanent disability, then the executive will be eligible to receive: (i) the Accrued Obligation and any unreimbursed business expenses, (ii) subject to satisfaction of any applicable performance targets, any of the executive’s unpaid bonuses with respect to a previous calendar year completed prior to the date of termination (without regard to any continued employment requirement), (iii) payment of the annual bonus for the calendar year in which the termination occurs (based on actual results and payable at the time bonuses are paid to active executives), (iv) full vesting of any and all long-term equity compensation awards held by the executive (provided that any awards intended to be performance-based compensation within the meaning of Section 162(m) of the Code shall be paid based on actual performance), with any unexercised options remaining exercisable for their full term, and (v) the timely payment or provision of any and all benefit obligations provided under Section 3.4 of the employment agreements (which includes, but is not limited to, employee benefits, sick-leave benefits, disability insurance and paid vacation), which under their terms are available in the event of the executive’s death or permanent disability.

Excess Parachute Payments. To the extent that any payments or benefits received by any of the Named Executive Officers under the new employment agreements or otherwise would constitute an “excess parachute payment” that would otherwise result in the imposition of an excise tax under Section 4999 of the Code, then the total amount of such payments shall either be (i) paid in full or (ii) paid in a reduced amount such that no portion of the total amount of such payments would be subject to an excise tax under Section 4999 of the Code, whichever result produces the greatest benefit on an after-tax basis to the executive.

Restrictive Covenants. The new employment agreements provide that the Named Executive Officers will be subject to certain restrictive covenants, including confidentiality, non-disclosure, non-solicitation and non-competition obligations that apply during the term of employment. The confidentiality and non-disclosure obligations survive an executive’s termination of employment, and the non-solicitation and non-competition obligations also apply for a period of two years after an executive’s termination of employment (or in the event such termination was in connection with a change of control or unapproved change of control, one year after the executive’s termination).

Merger Success Bonus—Equity Awards

The portion of the Merger success bonuses payable to the Named Executive Officers in the form of equity awards were issued to the Named Executive Officers on March 24, 2015 in the form of restricted share awards subject to performance and service-based vesting conditions. Specifically, each Named Executive Officer received the number of restricted shares specified in the preceding table, which were granted under the Plan. The restricted shares are subject to the following two-tiered vesting schedule: (1) the restricted shares are first subject to certification by the Compensation Committee of the achievement of positive “EBITDA” (as defined in the award agreement) (the “Performance-Based Vesting Schedule”) in any calendar quarter during the period beginning on April 1, 2015 and ending on December 31, 2017 (such period, the “Performance Cycle”); and (2) in addition to satisfaction of the Performance-Based Vesting Schedule, the restricted shares are subject to a time-based vesting schedule such that 1/3 of the restricted shares becomes unrestricted on each of the first, second, and third anniversaries of the date of grant. In the event that a vesting date passes prior to the time that the Performance-Based Vesting Schedule is satisfied, the tranche of restricted shares subject to that particular vesting date will carry forward and be aggregated with the next tranche of restricted shares scheduled to vest on the next vesting date and be eligible to vest on such date, subject to satisfaction of the Performance-Based Vesting Schedule prior to or as of that vesting date. If the Performance-Based Vesting Schedule is not satisfied during the Performance Cycle, all restricted shares shall be forfeited.

REPORT OF THE COMPENSATION COMMITTEE

As discussed herein, the Compensation Discussion and Analysis included in this Form 10-K/A focuses on compensation for the Named Executive Officers of Original C&J during the last completed fiscal year (2014). The 2014 compensation program and decisions described herein were determined by Original C&J’s Compensation Committee. While Messrs. Wommack and Roemer were members of Original C&J’s Compensation Committee, Mr. Linn was not a member of Original C&J’s Compensation Committee and, accordingly, did not participate in any determinations relating to the 2014 compensation program and decisions applicable to Original C&J’s Named Executive Officers.

The Compensation Committee of the Board of Directors of C&J Energy Services Ltd.:

•	Has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management; and

•	Based on the review and discussions referred to above, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Respectfully submitted by the Compensation Committee of the Board of Directors of C&J Energy Services Ltd.,

H. H. Wommack, III (Chairman) Michael C. Linn Michael Roemer

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth the annual compensation earned during the 2012, 2013 and 2014 fiscal years by our Named Executive Officers:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Share Awards ($)(3)	Option Awards ($)	All Other Compensation ($)(4)	Total ($)
Joshua E. Comstock	2014	843,077	1,750,000	3,270,010	—	47,887	5,910,973
Chairman of the Board,	2013	740,000	1,110,000	3,270,000	—	52,937	5,172,937
Chief Executive Officer and Director	2012	725,000	1,450,500	2,942,820	326,980	65,907	5,511,207
Randall C. McMullen, Jr.	2014	509,038	1,020,000	1,883,011	—	39,126	3,451,175
President, Chief	2013	485,000	727,500	1,883,000	—	37,845	3,133,345
Financial Officer and	2012	475,000	950,500	1,694,520	188,280	38,760	3,347,060
Director
Donald J. Gawick	2014	423,077	637,500	999,991	—	35,360	2,095,928
Chief Operating Officer	2013	375,000	421,875	713,000	—	38,916	1,548,791
	2012	186,639	222,963	315,000	35,000	13,853	773,456
James H. Prestidge, Jr.	2014	325,000	487,500	499,995	—	35,460	1,347,956
Chief Strategy Officer	2013	244,863	275,471	500,000	—	20,289	1,040,623
Theodore R. Moore	2014	349,039	487,500	734,011	—	38,870	1,609,420
Executive Vice	2013	325,000	243,750	734,000	—	37,845	1,340,595
President and General	2012	300,000	300,500	657,540	73,060	35,467	1,366,567
Counsel

(1)	Base salary adjustments for the Named Executive Officers for the 2014 year were generally effective January 5, 2014, except that Mr. Comstock’s 2014 salary was not effective until February 2, 2014, and Mr. Prestidge did not receive a base salary adjustment for 2014. Additionally, Mr. Prestidge joined us on April 4, 2013, thus the salary amount reported for Mr. Prestidge during 2013 reflects amounts earned from his date of hire to December 31, 2013.
(2)	The amounts in this column reflect amounts earned for the applicable year under the annual cash incentive bonus component of such Named Executive Officer’s employment agreement.
(3)	The amounts in this column represent the aggregate grant date fair value of restricted share awards computed in accordance with FASB ASC Topic 718, disregarding any estimates of forfeitures. Please read Note 6-Stock Based Compensation to C&J’s consolidated financial statements included in C&J’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC for additional information. As more fully discussed under the heading “Compensation Discussion and Analysis,” these values do not necessarily reflect the value that each executive actually received during the applicable year, and actual values will not be determinable until the awards become vested.
(4)	The amounts in this column for the 2014 year include the following amounts for each of the Named Executive Officers: (i) for subsidized healthcare, life and disability insurances, $15,896 to Mr. Comstock, $15,896 to Mr. McMullen, $11,390 to Mr. Gawick, $15,896 to Mr. Prestidge and $15,640 to Mr. Moore; (ii) for company matching contributions to each Named Executive Officer’s 401(k) Plan account in the following amounts: $10,400 to Mr. Comstock, $10,400 to Mr. McMullen, $10,400 to Mr. Gawick, $7,000 to Mr. Prestidge, and $10,400 to Mr. Moore; (iii) for automobile allowances and related fuel and maintenance costs, $19,882 to Mr. Comstock, $12,830 to Mr. McMullen, $13,570 to Mr. Gawick, $12,564 to Mr. Prestidge and $12,830 to Mr. Moore; and (iv) $1,709 to Mr. Comstock for the amounts of income that we imputed to Mr. Comstock during 2014 for the accompaniment of family members on business trips (while no additional direct operating costs with respect to the personal use of Mr. Comstock’s airplane is incurred in such situations, the value of personal use of the aircraft is imputed as income to him).

Grants of Plan-Based Awards for the 2014 Fiscal Year

Name	Grant Date	All Other Share Based Awards: Number of Shares of Share(1)	Grant Date Fair Value of Share Awards ($)(2)
Joshua E. Comstock	2/11/2014	132,175	3,270,010
Randall C. McMullen, Jr.	2/11/2014	76,112	1,883,011
Donald J. Gawick	2/11/2014	40,420	999,991
James H. Prestidge, Jr.	2/11/2014	20,210	499,995
Theodore R. Moore	2/11/2014	29,669	734,011

(1)	Each restricted share reflected in this column was granted under the C&J 2012 LTIP and, following the Merger, continues to remain outstanding under the Plan, as adjusted on a one-to-one basis to reflect the Merger, and otherwise subject to the original terms and conditions applicable to such awards.
(2)	Amounts in this column represent the grant date fair value of each restricted share award, computed in accordance with FASB ASC Topic 718. As more fully discussed under the heading “Compensation Discussion and Analysis—Components of 2014 Compensation of our Named Executive Officers—Restricted Share Awards,” these values do not necessarily reflect the value that each executive actually received during the applicable year, and actual values will not be determinable until the awards become vested.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards for the 2014 Fiscal Year Table

Employment Agreements

During 2014, Original C&J had employment agreements with each of the Named Executive Officers. The employment agreements set forth the duties of each Named Executive Officer’s position. The employment agreements for Messrs. Comstock, McMullen, Gawick and Moore each had a three-year initial term that extended from their respective effective date, with automatic one-year term extensions following expiration of the initial term or any subsequent one-year extension term, provided that neither party provided a notice of a non-renewal. The employment agreement for Mr. Prestidge was terminable at will by either party. Each employment agreement set forth the Named Executive Officer’s base salary, annual bonus target ranges, and eligibility for various other benefits such as health and welfare benefits and/or retirement opportunities. The employment agreements also provided that each Named Executive Officer was entitled to receive annual equity awards under our equity incentive plans, although the terms and conditions of such awards were to be determined by the Compensation Committee on an individual basis and governed by individual award agreements. For potential severance and change in control benefits under these employment agreements, see the “—Potential Payments upon Termination or Change in Control” section below.

Restricted Share Awards

The restricted share awards granted to the Named Executive Officers during 2014 are subject to forfeiture prior to vesting. With respect to the restricted share awards to the Named Executive Officers, vesting occurs in three equal installments on each of the first three anniversaries of the grant date, provided that such person remains continuously employed on the vesting dates. All restricted shares held by the Named Executive Officers include the right to receive dividends with respect to the shares subject to the award; however, cash dividends are deferred and paid to the award holder at the same time as, and only to the extent that, the related restricted shares vest, and any share dividends will be subject to the same vesting conditions as the related restricted shares. To date, no such dividends have been paid.

Subject to certain conditions, vesting for the restricted share awards will accelerate upon qualifying terminations of employment, as described in greater detail under the heading “—Potential Payments Upon Termination or Change in Control.”

Percentage of Salary and Bonus in Comparison to Total Compensation

The amount of salary and bonus that each of the Named Executive Officers received for 2014 in relation to their respective total compensation amounts reported in the “Summary Compensation Table” for 2014 is as follows:

Name	Salary & Bonus as Percentage of Total Compensation
Joshua E. Comstock	44%
Randall C. McMullen, Jr.	44%
Donald J. Gawick	51%
James H. Prestidge, Jr.	60%
Theodore R. Moore	52%

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table provides information on the option and restricted share award holdings of the Named Executive Officers as of December 31, 2014. This table includes unexercised options that were vested as of December 31, 2014, as well as unvested options and restricted shares. The vesting dates for each award are shown in the accompanying footnotes. Outstanding C&J equity awards held immediately prior to the Merger continue, following the Merger, to remain outstanding under the Plan, as adjusted on a one-to-one basis to reflect the Merger, and otherwise remain subject to the original terms and conditions applicable to such awards.

	Option Awards						Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)		Market Value of Shares That Have Not Vested ($)(6)
Joshua E. Comstock	525,000	(1)	—		1.43	11/01/2016
	105,000	(1)	—		1.43	11/11/2018
	17,500	(1)	—		10.00	12/23/2020
	1,662,468	(2)	—		10.00	12/23/2020
	275,000	(3)	—		29.00	7/28/2021
	19,722	(4)	9,861	(4)	18.89	6/19/2022
							51,929	(7)	685,982
							92,022	(8)	1,215,611
							132,175	(10)	1,746,032
Randall C. McMullen, Jr.	111,000	(1)	—		1.43	11/11/2018
	17,500	(1)	—		10.00	12/23/2020
	1,187,477	(2)	—		10.00	12/23/2020
	200,000	(3)	—		29.00	7/28/2021
	11,356	(4)	5,678	(4)	18.89	6/19/2022
							29,901	(7)	394,992
							52,990	(8)	699,998
							76,112	(10)	1,005,440
Donald J. Gawick	2,112	(4)	1,055	(4)	18.89	6/19/2022
							5,558	(7)	73,421
							20,064	(8)	265,045
							40,420	(10)	533,948
James H. Prestidge, Jr.	—		—		—	—
			12,493	(9)	165,033
			20,210	(10)	266,974
Theodore R. Moore	40,000	(5)	—		10.00	2/01/2021
	100,000	(3)	—		29.00	7/28/2021
	4,407	(4)	2,203	(4)	18.89	6/19/2022
							11,603	(7)	153,276
							20,656	(8)	272,866
							29,669	(10)	391,927

(1)	Each of these options was granted from Original C&J’s 2006 Stock Option Plan and became fully vested on December 23, 2010.

(2)	Each of these options was granted from C&J’s 2010 Stock Option Plan on December 23, 2010 and vested in equal one third installments on each of December 23, 2011, December 23, 2012 and December 23, 2013.
(3)	Each of these options was granted from C&J’s 2010 Stock Option Plan and vested in equal one third installments on each of July 28, 2012, July 28, 2013 and July 28, 2014.
(4)	Each of these options was granted from the C&J 2012 LTIP and vests in equal one third installments subject to continued employment by the option holder on the applicable vesting dates. The first tranche vested on June 19, 2013, the second tranche vested on June 19, 2014 and the remaining tranche will vest on June 19, 2015.
(5)	Each of these options was granted from C&J’s 2010 Stock Option Plan and vested in equal one third installments on each of February 1, 2012, February 1, 2013 and February 1, 2014.
(6)	The market value of the restricted share awards was calculated by multiplying the applicable number of restricted shares outstanding as of December 31, 2014 by $13.21, which was the closing price of C&J’s common shares on December 31, 2014.
(7)	Each of these restricted share awards was granted from the C&J 2012 LTIP and vests in equal one third installments subject to continued employment by the award holder on the applicable vesting dates. The first tranche vested on June 19, 2013, the second tranche vested on June 19, 2014 and the remaining tranche will vest on June 19, 2015.
(8)	Each of these restricted share awards was granted from the C&J 2012 LTIP and vests in equal one third installments subject to continued employment by the award holder on the applicable vesting dates. The first tranche vested on February 11, 2014, the second tranche vested on February 11, 2015, and the remaining tranche will vest on February 11, 2016.
(9)	This restricted share award was granted from the C&J 2012 LTIP and vested in two equal installments subject to continued employment by Mr. Prestidge on the applicable vesting dates. The first tranche vested on April 4, 2014 and the second tranche vested on April 5, 2015.
(10)	Each of these restricted share awards was granted from the C&J 2012 LTIP and vests in equal one third installments subject to continued employment by the award holder on the applicable vesting dates. The first tranche vested on February 11, 2015, the second tranche will vest on February 11, 2016, and the remaining tranche will vest on February 11, 2017.

Option Exercises and Shares Vested in the 2014 Fiscal Year

The following table presents information regarding the exercise of options and the vesting of restricted share awards held by the Named Executive Officers during 2014.

	Option Awards		Share Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Joshua E. Comstock	—	—	97,940	2,832,236
Randall C. McMullen, Jr.	30,000	681,000	56,397	1,630,890
Donald J. Gawick	—	—	15,591	429,518
James H. Prestidge, Jr.	—	—	12,494	346,709
Theodore R. Moore	—	—	21,931	634,005

(1)	This amount was calculated as the difference in the exercise price of the options and the market price of C&J’s common shares on the date of exercise, multiplied by the number of options exercised.

(2)	This amount was calculated based on the market price of C&J’s common shares on the applicable vesting date, multiplied by the number of restricted shares that vested on that date. For awards vesting on February 11, 2014, the price was $24.74; for vesting events on April 5, 2014, the price was $27.75 (which was the closing price on April 4, 2014, as April 5, 2014 was not a trading day); and for vesting events on June 19, 2014, the price was $32.62.

Pension Benefits

While we provide our employees with the 401(k) Plan, we do not currently maintain a defined benefit pension plan. Please read “Compensation Discussion and Analysis-Components of 2014 Executive Compensation Program-Other Benefits and Policies.”

Nonqualified Deferred Compensation

We do not provide a nonqualified deferred compensation plan for our employees, including our Named Executive Officers, at this time.

Potential Payments Upon Termination or Change in Control

The following discussion and table reflect the payments and benefits that each of the Named Executive Officers would have been eligible to receive in the event of certain terminations, assuming that each such termination occurred on December 31, 2014. As a result, the payments and benefits disclosed represent what would have been due and payable to the Named Executive Officers under the applicable agreements and plans in existence between the Named Executive Officers and C&J as of December 31, 2014.

The payments and benefits described below do not contemplate any changes to such agreements or plans, or new agreements or plans adopted, after December 31, 2014, including in connection with the Merger. As described above under “Compensation Discussion and Analysis—Actions Taken For the 2015 Fiscal Year—New Employment Agreements,” in connection with the Merger, we entered into new employment agreements with each of the Named Executive Officers that provide for severance payments and benefits and that superseded the employment agreements in effect during 2014 as of the effective time of the Merger. Please see “Interests of Certain Persons in the Merger—New Red Lion Employment Agreements” and “Interests of Certain Persons in the Merger—Quantification of Potential Payments to C&J’s Named Executive Officers in Connection with the Merger” in our Form S-4 (File No. 333-199004), originally filed with the SEC on September 29, 2014 and subsequently amended, for qualitative and quantitative disclosure regarding the severance payments and benefits that the Named Executive Officers would be eligible to receive in connection with certain terminations under the new employment agreements based on the various assumptions described therein.

Employment Agreements in effect as of December 31, 2014

The employment agreements between us and the Named Executive Officers that existed as of December 31, 2014 contained certain severance provisions.

If we terminated Messrs. Comstock’s, McMullen’s, Moore’s or Gawick’s employment for cause, or if such a Named Executive Officer resigned without good reason, then the Named Executive Officer would have been entitled to (1) (a) that Named Executive Officer’s base salary earned through the date of termination and (b) any accrued but unpaid vacation pay due to the Named Executive Officer ((a) and (b) together, the “Accrued Obligations”) and (2) unreimbursed expenses. If we terminated Mr. Prestidge’s employment for cause, or if he resigned for any reason, then he would have been paid the Accrued Obligations and any unreimbursed expenses.

If Messrs. Comstock’s, McMullen’s, Moore’s or Gawick’s employment were terminated (i) by the Named Executive Officer for good reason, (ii) by us other than for cause or other than because of death or disability, or (iii) because we choose not to renew the Named Executive Officer’s employment agreement (in each case, other than during a change in control period), then the Named Executive Officer would have been entitled to receive: (1) payment of the Accrued Obligations and any unreimbursed expenses, (2) any unpaid bonuses owed to the Named Executive Officer for a completed calendar year that were yet to be paid, (3) if the Named Executive Officer’s termination was after June 30, then a pro-rata payment of his annual bonus for the year of his termination, (4) immediate vesting of all unvested options and restricted shares awarded to the Named Executive Officer under any plan, (5) for Messrs. Comstock, McMullen or Gawick, salary continuation severance payments based on the Named Executive Officer’s base salary in effect on the date of termination continuing for the longer of (a) the remainder of the term of the Named Executive Officer’s employment agreement and (b) one year from the date of termination (but no longer than two years from the date of termination in any event), and for Mr. Moore salary continuation severance payments based on his base salary in effect on the date of termination continuing for 90 days from the date of termination and (6) a lump-sum payment of an amount equal to all COBRA premiums that would have been payable during the period described for each Named Executive Officer in (5). Notwithstanding the description of (5) in the prior sentence, if the termination occurs because we choose not to renew the Named Executive Officer’s employment agreement then the period in (5) for all Named Executive Officers would instead have been 12 months if the term of the employment agreement ended on the third anniversary of the effective date of the employment agreement, six months if the term of the agreement ended on the fourth anniversary of the effective date of the employment agreement, and three months (or such longer time as may be provided under our severance policies generally) if the term of the employment agreement ended on or after the fifth anniversary of the effective date of the employment agreement. Our obligation to pay the Named Executive Officer items (3) through (6) of this paragraph was subject to the Named Executive Officer’s execution of a release of claims against us within 50 days (21 days for Mr. Gawick) after the date of his termination of employment.

If Mr. Prestidge’s employment was terminated by us other than for cause (and not due to his disability or death), he would have been entitled to receive (1) payment of the Accrued Obligations and any unreimbursed expenses, (2) a severance payment in an amount equal to his then-current base salary, payable during the 60 days immediately following termination and (3) vesting of all unvested options and restricted shares awarded to him under any plan within 60 days following termination. Our obligation to pay Mr. Prestidge items (2) and (3) of this paragraph was subject to his execution of a release of claims against us within 21 days after the date of his termination of employment and his compliance with the confidentiality, noncompetition, non-disclosure, and non-solicitation provisions of his employment agreement. Any breach of such provisions in the employment agreement would have resulted in the termination of severance payments to Mr. Prestidge at our Board’s discretion and, if a court were to have found that Mr. Prestidge breached the employment agreement in this way, the repayment by him of all severance payments previously made.

If Messrs. Comstock’s, McMullen’s, Moore’s or Gawick’s employment were terminated by reason of death or disability, then such Named Executive Officer would have been entitled to receive: (1) payment of the Accrued Obligations and any unreimbursed expenses, (2) any unpaid bonuses owed to the Named Executive Officer for a completed calendar year that were yet to be paid, (3) if the Named Executive Officer’s termination was after June 30, then a pro-rata payment of his annual bonus for the year of his termination, and (4) the payment of any and all other benefit obligations due to the Named Executive Officer or his estate (as the case may be) in the event of death or disability. If Mr. Prestidge’s employment was terminated by reason of death or disability, then he would have been entitled to payment of his base salary earned through the date on which he is first eligible to receive payment of disability benefits in lieu of base salary under the Company’s employee benefit plans (if any) as then in effect and all accrued but unused vacation pay. If Mr. Gawick’s employment was terminated by reason of death, then his estate or legal representative would have been entitled to (1) payment of the Accrued Obligations and any unreimbursed expenses and (2) payment of any and all other benefit obligations due to him or his estate (as the case may be) in the event of his death or disability.

If any of Messrs. Comstock, McMullen, Moore or Gawick would have chosen not to renew his employment agreement, then such Named Executive Officer would have been entitled to receive: (1) payment of the Accrued Obligations and any unreimbursed expenses, (2) any unpaid bonuses owed to the Named Executive Officer for a completed calendar year that were yet to be paid, and (3) if the Named Executive Officer’s termination was after June 30, then a pro-rata payment of his annual bonus for the year of his termination.

If, during the two years following a “change in control” (as defined in the applicable employment agreements), we terminated Messrs. Comstock’s, McMullen’s, Moore’s, or Gawick’s employment without cause, such Named Executive Officer resigned for good reason, or we chose not to renew the Named Executive Officer’s employment agreement, then the Named Executive Officer would have been entitled to receive: (1) payment of the Accrued Obligations and any unreimbursed expenses, (2) any unpaid bonuses owed to the Named Executive Officer for a completed calendar year that were yet to be paid, (3) if the Named Executive Officer’s termination was after June 30, then a pro-rata payment of his annual bonus for the year of his termination, (4) immediate vesting of all unvested options and restricted shares awarded to the Named Executive Officer under any plan, (5) salary continuation severance payments based on the Named Executive Officer’s base salary in effect on the date of termination continuing for the longer of (a) the remainder of the term of the Named Executive Officer’s employment agreement and (b) two years from the date of termination, payable in six equal monthly installments and (6) a lump-sum payment of an amount equal to all COBRA premiums that would have been payable during the period described in (5) in the third paragraph of this section for Messrs. Comstock, McMullen and Gawick, and for a 90 day period for Mr. Moore. Our obligation to pay a Named Executive Officer items (3) through (6) of this paragraph was subject to the Named Executive Officer’s execution of a release of claims against us within 50 days (21 days for Mr. Gawick) after the date of his termination of employment.

If any portion of the payments under Messrs. Comstock’s, McMullen’s, Moore’s or Gawick’s employment agreements would have constituted “excess parachute payments” and would have resulted in the imposition of an excise tax on the Named Executive Officer, then the payments made to such Named Executive Officer would have either been (1) delivered in full or (2) reduced in accordance with the Named Executive Officer’s employment agreement until no portion of the payments are subject to an excise tax, whichever would have resulted in the Named Executive Officer receiving the greatest benefit on an after-tax basis.

Pursuant to Messrs. Comstock’s, McMullen’s, Moore’s or Gawick’s employment agreements, all payments of the Accrued Obligations and unreimbursed expenses would have been paid to such Named Executive Officer within 30 days after the date of the Named Executive Officer’s termination of employment. Further, generally, so long as (1) the Named Executive Officer signed a release on or before the 50th day (the 21st day for Mr. Gawick) following the Named Executive Officer’s termination of employment and (2) the Named Executive Officer complied with the confidentiality, noncompetition, non-disclosure, and non-solicitation provisions of the Named Executive Officer’s employment agreement, then all salary continuation payments would have commenced, and all lump-sum COBRA payments would have been made, in each case, on the 60th day following the Named Executive Officer’s termination of employment. In general, breach by a Named Executive Officer of the confidentiality, noncompetition, non-disclosure, and non-solicitation provisions of the Named Executive Officer’s employment agreement may have resulted in (a) the termination of severance payments to the Named Executive Officer at our board of directors’ discretion and (b) the repayment by the Named Executive Officer of all severance payments previously made if a court finds that the Named Executive Officer has breached the employment agreement in this way.

Pursuant to each of our Named Executive Officers’ employment agreements, all payments of deferred compensation paid upon a termination of employment would have been paid on the second day following the sixth month after the Named Executive Officer’s termination of employment if so required by Section 409A of the Code (or, if earlier, death or any date that otherwise complied with Section 409A of the Code).

Restricted Share and Option Award Agreements

Each of our Named Executive Officers received awards of restricted shares and options from Original C&J during 2014 and in prior years. Outstanding Original C&J equity awards held immediately prior to the Merger continue, following the Merger, to remain outstanding under the Plan, as adjusted on a one-to-one basis to reflect the Merger, and otherwise remain subject to the original terms and conditions applicable to such awards. Thus, the following discussion of the form restricted share and option award agreements that governed the outstanding awards held by our Named Executive Officers as of December 31, 2014 continues to be generally applicable to the continuation of such awards under the Plan.

Our form agreements for awards granted to the Named Executive Officers under the 2012 LTIP and under the Plan take into account that each Named Executive Officer is also a party to an employment agreement with us. To the extent that the employment agreement includes provisions that govern the treatment of equity awards (whether in the case of a termination of service or a change of control or otherwise), the provisions of the employment agreement will supersede the terms of our form award agreements and govern the treatment of such equity awards. To the extent the employment agreement does not include such provisions, the provisions of each applicable award agreement will govern.

Both the form of restricted share award agreement and option award agreement include certain restrictive covenants which prohibit the Named Executive Officer from, among other things, at any time disclosing our confidential information (except as may be permitted by us), making disparaging comments about us, or transferring restricted shares or options (except in limited circumstances). In addition, a Named Executive Officer is prohibited from engaging in any competitive activity or soliciting any of our customers or employees during the period of the Named Executive Officer’s employment or within two years following the termination of his employment. If the Named Executive Officer violates these restrictive covenants, or if the Named Executive Officer is terminated for cause, we may, by written notice to the Named Executive Officer, terminate any outstanding options or restricted shares. In addition, if the violation occurs during the period of the Named Executive Officer’s employment or within two years following termination of his employment, we may also recover from the Named Executive Officer, as applicable, (i) any income he received as a result of exercising his options in the previous two years, as well as subsequent earnings if the underlying shares have since been sold or (ii) the fair market value of any common shares acquired upon the settlement of restricted shares that are still held by the Named Executive Officer on which the transfer restrictions lapsed during the previous two years, as well as subsequent earnings if the shares have since been sold.

With respect to any unvested option and restricted share awards granted under the 2012 LTIP, in the event of a termination of employment due to death or disability, the number of options and restricted shares that are scheduled to vest on the next vesting date will be deemed to be vested on the date of such termination and the remainder of the unvested awards will be forfeited.

Potential Payments Upon Termination or Change in Control Table

The following table quantifies the amounts that each of our Named Executive Officers would have been eligible to receive under the terms of the respective employment agreements in effect during 2014 upon certain terminations, assuming that such an event occurred on December 31, 2014. These amounts could not be determined with any certainty outside of the occurrence of an actual termination. The value of any accelerated equity vesting upon a hypothetical termination is based on the market value of Original C&J’s common shares on December 31, 2014, which was $13.21 per share. Due to the fact that all outstanding options held by our Named Executive Officers as of December 31, 2014 had exercise prices above $13.21, the table below does not include any amounts in respect of the acceleration of vesting of such options that were unvested as of December 31, 2014. We have also assumed for purposes of the table below that all Accrued Obligations and other similar expenses were paid current as of December 31, 2014. All amounts reported in the “salary and bonus” rows reflect each Named Executive Officer’s salary as of December 31, 2014. Any actual payments that may be made pursuant to the agreements described above are dependent on various factors, which may or may not exist at the time the Named Executive Officer is actually terminated. Therefore, such amounts and disclosures should be considered “forward-looking statements.”

Name and Principal Position	Termination for Cause or by Executive Other Than for Good Reason ($)	Without Cause or For Good Reason Termination, Outside of a Change in Control ($)(1)(2)	Without Cause or For Good Reason Termination, or Non-Renewal by us, in Connection with Change in Control ($)(4)	Termination Due to Death or Disability ($)(6)
Joshua E. Comstock
Chairman of the Board and Chief Executive Officer
Salary and Bonus	—	2,600,000	3,450,000	1,750,000
Continued Medical	—	15,431	30,862	—
Accelerated Equity	—	3,647,624	3,647,624	1,875,807

Total		6,263,055	7,128,486	3,625,807
Randall C. McMullen, Jr.
President, Chief Financial Officer, Treasurer and Director
Salary and Bonus	—	1,722,500	2,040,500	1,020,500
Continued Medical	—	15,431	30,862	—
Accelerated Equity	—	2,100,430	2,100,430	1,080,142

Total		3,838,361	4,171,792	2,100,642

Name and Principal Position	Termination for Cause or by Executive Other Than for Good Reason ($)	Without Cause or For Good Reason Termination, Outside of a Change in Control ($)(1)(2)		Without Cause or For Good Reason Termination, or Non-Renewal by us, in Connection with Change in Control ($)(4)		Termination Due to Death or Disability ($)(6)
Donald J. Gawick
Chief Operating Officer
Salary and Bonus	—	1,345,975		1,487,500		637,500
Continued Medical	—	18,200		18,200		—
Accelerated Equity	—	872,415		872,415		383,935

Total		2,236,590		2,378,115		1,021,435
James H. Prestidge, Jr.
Chief Strategy Officer
Salary and Bonus	—	325,000		325,000		—
Continued Medical	—	—		—		—
Accelerated Equity	—	432,007		432,007		254,028

Total		757,007		757,007	(5)	254,028
Theodore R. Moore
Executive Vice President and General Counsel
Salary and Bonus	—	575,000	(3)	1,187,500		487,500
Continued Medical	—	3,795	(3)	3,795		—
Accelerated Equity	—	818,069		818,069		420,342

Total		1,396,864		2,009,364		907,842

(1)	Mr. Prestidge’s employment agreement did not contain termination for “Good Reason” as a severance payment trigger. As such, this column reflects amounts that would have been paid to Mr. Prestidge if he were terminated by us for cause or he terminated his employment for any reason. Additionally, the employment agreements with Messrs. Comstock, McMullen, Gawick, and Moore provided that the Named Executive Officer would receive a pro-rata payment of their bonus if they elected not to renew their employment agreement after June 30 of any year. If this decision was made on December 31, 2014 they would have received the full amount of their bonus, which would have been: $1,750,000, $1,020,000, $637,500, and $487,500 for Messrs. Comstock, McMullen, Gawick, and Moore, respectively.
(2)	With respect to all Named Executive Officers other than Mr. Prestidge (who is not entitled to a bonus payment under this scenario), the full amount of bonus that each Named Executive Officer received for 2014 pursuant to his employment agreement is reported in the table because a termination on the last day of the year would not have resulted in a pro-rata bonus but rather a bonus for the entire 2014 year. Mr. Prestidge’s employment agreement does not contain termination for “Good Reason” or failure to renew his employment agreement as severance payment triggers. As such, for Mr. Prestidge, the amounts in this column only represent amounts received in the event of a termination by us other than for cause.
(3)	The amount shown in the table consists of the bonus, 90-day salary continuation, and payment for the value of COBRA benefits for 90 days that Mr. Moore would receive if, other than in a change in control period, he terminated his employment for “Good Reason” or if we terminated his employment without cause (excluding terminations due to death or disability) on December 31, 2014. If Mr. Moore’s employment terminated on December 31, 2014, outside of a change in control period, because we chose not to renew his employment agreement, then the salary continuation payments would instead continue for 12 months and the COBRA payment would have been based on the cost of COBRA premiums for 12 months, making the amount of bonus and salary continuation that Mr. Moore would receive $837,500 and the COBRA payment $15,175.
(4)	With respect to all Named Executive Officers other than Mr. Prestidge (who is not entitled to a bonus payment under this scenario), the full amount of bonus that each Named Executive Officer received for 2014 pursuant to his employment agreement is reported in the table because a termination on the last day of the year would not have resulted in a pro-rata bonus but rather a bonus for the entire 2014 year.
(5)	Mr. Prestidge is not entitled to any increased or different payments in the event of a termination of employment in connection with a change in control. The only event reported in this column in which he would receive the payment reported is in the event of a termination of employment by us without cause. He is not entitled to severance benefits in the event of a termination of employment for good reason or a non-renewal of his employment agreement.
(6)	With respect to all Named Executive Officers other than Mr. Prestidge (who is not entitled to any payment under his employment agreement in this scenario), the full amount of bonus that each Named Executive Officer received for 2014 pursuant to his employment agreement is reported in the table because a termination on the last day of the year would not have resulted in a pro-rata bonus but rather a bonus for the entire 2014 year. The partial acceleration of the equity awards reported in this column vest pursuant to the terms of the awards.

DIRECTOR COMPENSATION

Annual compensation for our non-employee directors is comprised of cash and equity-based compensation. The employee-directors, Messrs. Comstock and McMullen, do not receive additional compensation for their services as directors. All compensation that Messrs. Comstock and McMullen received for their services to us during 2014 as employees is described under the headings “Compensation Discussion and Analysis” and “Executive Compensation.”

The Board believes that compensation for non-employee directors should be competitive and should fairly compensate directors for the time and skills devoted to serving our company. With the assistance of PM&P, the Compensation Committee periodically reviews our director compensation practices and compares them against the practices of companies in our compensation peer group as well as against the practices of public company boards generally. The Compensation Committee requested information from PM&P regarding the compensation provided to non-employee directors at our peer companies and PM&P produces year-end compensation reports for the Compensation Committee for each fiscal year. The Compensation Committee utilized PM&P’s most current report when making certain compensation decisions for our non-employee directors for the 2014 year. Based on the findings that PM&P submitted, the Compensation Committee determined that no changes were necessary for 2014 and no changes have been made to the non-employee director compensation program to date in 2015, including in connection with the Merger.

Since 2012, cash compensation paid to our non-employee directors has consisted of an annual retainer of $50,000, a fee of $1,500 per board meeting attended in person or telephonically, and a fee of $1,500 per committee meeting attended in person or telephonically if held on a day different than the day of a full board meeting. Non-employee directors also receive cash compensation for serving as the chairman of the committees: our Audit Committee Chairman receives an annual fee of $15,000, while our Nominating & Governance Committee Chairman and our Compensation Committee Chairman each receive an annual fee of $10,000. We also reimburse our non-employee directors for reasonable out-of-pocket expenses associated with travel to and attendance at our Board and committee meetings.

Equity awards are granted to our non-employee directors on an annual basis. Annual equity awards are targeted at $120,000. The Compensation Committee determines the schedule by which any such award will vest and whether any other applicable transfer restrictions are appropriate. During 2014, the non-employee directors each received awards of common shares that were fully vested at the time of grant, but subject to certain restrictions on sale and transfer that will lift in equal one-third installments on each of the first, second and third anniversaries of the grant date, with automatic accelerated lapse of those restrictions upon the resignation or non-election of such director to the Board.

We maintain non-employee director share ownership guidelines that require each of our non-employee directors to maintain share ownership in us with a value of at least 1.5 times the notional value of the annual equity grant to non-employee directors. Please see “Information about Our Board and Its Committees—Board Governance—Directors’ Compensation Policy and Share Ownership Guidelines” for additional information. To count towards this 1.5 times the notional value requirement, non-employee directors must own shares free and clear, with unexercised options and unvested restricted shares not counted. Non-employee directors are given five years to meet this requirement. In addition, once a non-employee director has met the requirement, if the value of the shares held by such non-employee director falls below the required ownership level due to a decrease in the trading price of our shares, such non-employee director shall have two years to remedy such shortfall.

The following table discloses the cash, equity awards and other compensation earned by and/or awarded to each of our non-employee directors in 2014.

Name	Fees Earned in Cash ($)	Share Awards ($)(1)	Total ($)
Darren M. Friedman(2)	87,500	119,989	207,489
Adrianna Ma(2)	93,000	119,989	212,989
Michael Roemer	98,000	119,989	217,989
C. James Stewart, III(2)	72,500	119,989	192,489
H. H. “Tripp” Wommack, III	93,000	119,989	212,989

(1)	The grant date fair value of the common shares is based on the closing price of C&J’s common shares on the NYSE on the date of grant, in accordance with FASB ASC Topic 718. Please read Note 6 to C&J’s consolidated financial statements included in C&J’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC for additional information. As of December 31, 2014, none of the non-employee directors held any outstanding options or any unvested Share awards.
(2)	Ms. Ma and Messrs. Friedman and Stewart do not serve as non-employee directors following the completion of the Merger.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2014, no member of the Compensation Committee served as an officer or employee of the Company, nor did any member of the Compensation Committee have any relationship with the Company requiring disclosure herein. Additionally, none of our executive officers has served as a director or member of a compensation committee (or other committee performing similar functions) of any other entity of which an executive officer served on our Board or our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information

The following table shows the amount of our common shares beneficially owned as of April 27, 2015 (unless otherwise indicated) by (1) each person known by us to own beneficially more than 5% of our common shares; (2) each of our Named Executive Officers, (3) each of our directors and director nominees and (4) all of our current directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Aggregate Number of Shares Owned(2)	Acquirable within 60 Days(3)	Percent of Class Outstanding(4)
Nabors Industries Ltd. (5)	62,542,404	—	53%
General Atlantic LLC(6)	6,316,323	—	5%
Capital Research Global Investors(7)	6,258,500	—	5%
Joshua E. Comstock(8)	6,099,110	2,604,690	5%
Randall C. McMullen, Jr.(9)	1,955,203	1,527,333	*
Donald J. Gawick	102,108	2,112	*
James H. Prestidge, Jr.	61,467	—	*
Theodore R. Moore	241,306	144,407	*
Michael Roemer	22,435	3,667	*
H. H. Wommack, III	19,935	3,667	*
William Restrepo	—	—	—
Michael C. Linn	—	—	—
John P. Kotts	—	—	—
Executive Officers and Directors as Group (14 persons)	8,659,499	4,342,143	7%

*	Represents less than 1% of the outstanding common stock.
(1)	Except as otherwise indicated, the mailing address of each person or entity named in the table is C&J Energy Services Ltd., Canon’s Court, 22 Victoria Street, Hamilton, HM12, Bermuda.
(2)	Reflects the number of shares beneficially held by the named person as of April 27, 2015, with the exception of the amounts reported in filings on Schedule 13G or Schedule 13D (including any amendments thereto), which amounts are based on holdings as of December 31, 2014, or as otherwise disclosed in such filings. The number of shares beneficially owned by the named person includes (a) any shares of restricted stock, whether vested or unvested, held by such person and (b) any shares that could be purchased upon the exercise of options held by the named person as of April 27, 2015, or within 60 days after April 27, 2015. Unless otherwise indicated, each of the persons below has sole voting and investment power with respect to the shares beneficially owned by such person.
(3)	Reflects the number of shares that could be purchased upon the exercise of options held by the named person as of April 27, 2015, or within 60 days after April 27, 2015.
(4)	Based on 118,953,219 shares of common stock issued and outstanding as of April 27, 2015. Based on the number of shares owned and acquirable within 60 days as of April 27, 2015 by the named person (including (a) any shares of restricted stock, whether vested or unvested, held by such person and (b) any shares that could be purchased upon the exercise of options held by the named person as of April 27, 2015, or within 60 days after April 27, 2015), with the exception of the amounts reported in filings on Schedule 13G or Schedule 13D (including any amendments thereto), which amounts are based on holdings as of December 31, 2014, or as otherwise disclosed in such filings.
(5)	As reported on a Form 3 as of March 24, 2015 and filed with the SEC on March 24, 2015. These shares are held by Nabors International Management Limited (“NIML”), and interests in NIML are held directly by Nabors Industries Ltd. (“NIL”) and Nabors Holdings Ltd., a direct wholly owned subsidiary of Nabors Global Holdings II Limited, which is a direct wholly owned subsidiary of Nabors Blue Shield Ltd., itself a direct wholly owned subsidiary of NIL (collectively, “Nabors”). The address of Nabors is Nabors Industries Ltd., Crown House Second Floor, 4 Par-La-Ville Road, Hamilton, Bermuda HM08.
(6)	As reported on Schedule 13D/A (Amendment No. 4) as of November 17, 2014 and filed with the SEC on November 19, 2014. The shares for which General Atlantic LLC (‘‘GA LLC’’) is deemed to beneficially own and have shared voting and dispositive control are owned by GAP Coinvestments CDA, L.P. (‘‘GAPCO CDA’’), GAP Coinvestments III, LLC (‘‘GAPCO III’’), GAP Coinvestments IV, LLC (‘‘GAPCO IV’’), General Atlantic Partners 90, L.P. (‘‘GAP 90 LP’’), General Atlantic Partners 93, L.P. (‘‘GAP 93 LP’’) and GAPCO GmbH & Co. KG (‘‘GAPCO KG’’). GA LLC is the general partner of GAPCO CDA and of General Atlantic GenPar, L.P., which is the general partner of GAP 90 LP and GAP 93 LP. GA LLC is also the managing member of GAPCO III and GAPCO IV. GAPCO Management GmbH (‘‘GmbH Management’’) is the general partner of GAPCO KG. GAPCO CDA, GAPCO III, GAPCO IV, GAP 90 LP, GAP 93 LP and GAPCO KG, (collectively, the ‘‘GA Group’’) are a ‘‘group’’ within the meaning of Rule 13d-5 of the Exchange Act. The address of the GA Group (other than GAPCO KG and GmbH Management) is c/o General Atlantic Service Company, LLC, 3 Pickwick Plaza, Greenwich, Connecticut, 06830. GAPCO KG and GmbH Management are located at c/o General Atlantic GmbH, Maximilian Strasse 356, 80539 Munich, Germany.

(7)	As reported on Schedule 13G/A as of December 31, 2014 and filed with the SEC on February 13, 2015 Capital Research Global Investors, a division of Capital Research and Management Company (“CRMC”), is deemed to be the beneficial owner of these securities as a result of CRMC acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940, and the securities reported as owned by Capital Research Global Investors are owned by accounts under the discretionary investment management of Capital Research Global Investors. The address of Capital Research Global Investors is 333 South Hope Street, Los Angeles, California, 90071.
(8)	Included in the shares indicated as beneficially owned by Mr. Comstock are (i) 1,412,420 shares owned by Mr. Comstock in his individual capacity; (ii) 966,000 shares held by a trust for the benefit of Mr. Comstock, of which Mr. Comstock serves as trustee and of which he may be deemed to be the beneficial owner; (iii) 966,000 shares held by a trust for the benefit of Rebecca A. Comstock, of which Mr. Comstock serves as co-trustee and of which he may be deemed to be the beneficial owner; (iv)150,000 shares owned by JRC Investments, LLC, of which Mr. Comstock may be deemed to be the beneficial owner in his capacity as the sole member of JRC Investments, LLC; and (v) 2,604,690 options owned by Mr. Comstock in his individual capacity which are exercisable within 60 days of April 27, 2015.
(9)	Included in the shares indicated as beneficially owned by Mr. McMullen are (i) 50,000 shares held by a trust for the benefit of Mr. McMullen, of which Mr. McMullen serves as trustee and of which he may be deemed to be the beneficial owner; (ii) 50,000 shares held by a trust for the benefit of Mr. McMullen’s spouse, of which the Reporting Person serves as trustee and of which he may be deemed to be the beneficial owner; and (iii) 1,527,333 options owned by Mr. Mullen in his individual capacity which are exercisable within 60 days of April 27, 2015.

Equity Compensation Plan Information

The following table sets forth certain information regarding Original C&J’s equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)(1)(2)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (A)) (C)(3)
Equity compensation plans approved by security holders	5,066,458	$11.70	2,618,148
Equity compensation plans not approved by security holders	—	—	—
Total	5,066,458	$11.70	2,618,148

(1)	Consists of (i) 1,020,800 non-qualified share options issued and outstanding under the C&J Energy Services, Inc. 2006 Stock Option Plan (the “2006 Plan”); (ii) 3,971,892 non-qualified share options issued and outstanding under the C&J Energy Services, Inc. 2010 Stock Option Plan (the “2010 Plan”); and (iii) 73,766 non-qualified share options issued and outstanding under the Plan (formerly the 2012 LTIP). There were also 1,376,659 restricted shares issued and outstanding under the Plan (formerly the 2012 LTIP) as of such date, which are not reported in this table. On December 23, 2010, the 2006 Plan was amended to provide, among other things, that no additional awards will be granted under the 2006 Plan and on May 29, 2012, the 2010 Plan was amended to provide, among other things, that no additional awards will be granted under the 2010 Plan. Pursuant to the terms of the 2006 Plan and the 2010 Plan, if and to the extent an award originally granted pursuant to the 2006 Plan or the 2010 Plan, as applicable, is terminated by expiration, forfeiture, cancellation or otherwise without the issuance of common shares, any and all common shares associated with such award shall become available to be granted pursuant to a new award under the terms of the Plan. Following the Effective Date of the Plan, no further awards may be made under the 2012 LTIP and awards that were previously outstanding under the 2012 LTIP continued and remain outstanding under the Plan.
(2)	Includes 29,583 outstanding options held by Mr. Comstock; 17,034 outstanding options held by Mr. McMullen, 3,167 outstanding options held by Mr. Gawick; 6,610 outstanding options held by Mr. Moore; 58,294 outstanding options held by all executive officers as a group (9 persons), and 15,472 outstanding options held by all current employees, excluding executive officers, as a group (10 persons), in each case, granted under the Plan (since its inception as the 2012 LTIP). No option awards have been granted to any (i) non-employee director, or (ii) any associate of a non-employee director or executive officer, and no other person has been granted five percent or more of the total amount of awards granted under the Plan (since its inception as the 2012 Plan).
(3)	The number of securities reported in column (c) as available for future issuance does not include any of the additional shares that shareholders are being asked to approve under the Plan. As of April 27, 2015, there were 1,274,240 common shares remaining available for future issuance under the Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Persons Transactions

Related Persons Transactions Policy

The Board has adopted a Related Persons Transactions Policy (the “Related Persons Transactions Policy”), which provides guidelines for the review of all transactions or arrangements involving the Company, on one side, and, on the other side, a person with a position of control over the Company (such as a director or senior officer of the Company), or a person or entity, who beneficially owns more than 5% of the Company’s common shares, as well as family members or affiliates of the aforementioned (each, a “Related Person”), to determine whether such persons have a direct or indirect material interest in the transaction. Specifically, the Related Persons Transactions Policy covers any transaction (i) in which the aggregate amount involved exceeds or may be expected to exceed $120,000 in any calendar year, (ii) the Company is or will be a participant and (iii) any Related Person, as defined below, has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). Related persons transactions are also subject to our Code of Conduct and Ethics, which restricts our directors, officers and employees from engaging in any business or conduct or entering into any agreement or arrangement that would give rise to an actual or potential conflict of interest. Under our Code of Conduct and Ethics, conflicts of interest occur when private or family interests interfere, or appear to interfere, in any way with our interests. We have processes for reporting actual or potential conflicts of interests, including related person transactions, under both our Code of Business Conduct and Ethics and our Related Persons Transactions Policy.

Under the terms of our Code of Business Conduct and Ethics, our General Counsel is primarily responsible for developing and implementing procedures and controls to obtain information from our directors, officers and employees with respect to any proposed transaction or arrangement that may constitute a potential conflict of interest, including with respect to related person transactions. Our General Counsel is required to report to the Board any actual or potential conflict of interest involving a director or officer, or a member of such person’s immediate family, and the Board will determine whether the possible conflict of interest indeed constitutes a conflict of interest. Board approval is required prior to the consummation of any proposed transaction or arrangement that is determined by the Board to constitute a conflict of interest. Any director who has an interest in the transaction will be recused from the review and approval process.

Pursuant to our Related Persons Transactions Policy, the Audit Committee is required to review the material facts and either approve or disapprove, those related persons transactions, in which (1) the aggregate amount involved exceeds, or is expected to exceed, $120,000 in any calendar year and (2) any Related Person has or will have a direct or indirect interest (other than solely as a result of being a director of, or holding less than a 10% beneficial ownership interest in, another entity). In determining whether to approve a related person transaction, the Audit Committee will take into account, among other factors it deems appropriate with respect to the particular transaction:

•	The nature and extent of the Related Person’s interest in the transaction;

•	The material terms of the transaction, including, without limitation, the amount and type of transaction;

•	Whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances;

•	The importance of the transaction to the Related Person;

•	The importance of the transaction to us; and

•	Whether the transaction would impair the judgment of a director or executive officer to act in the best interest of our Company.

Thereafter, on at least an annual basis, the Audit Committee is required to review and assess any ongoing transaction, arrangement or relationship with the Related Person to confirm that such transaction, arrangement or relationship remains appropriate. Any member of the Audit Committee who is a Related Person with respect to the transaction will be recused from the review and approval process.

The transactions described under “Transactions with Related Persons – Transactions Related to the Merger” below were all approved prior to the time NIL or Nabors qualified as “Related Persons” and were instead approved in connection with the more stringent approval process undertaken for approving the Merger Agreement and the transactions contemplated thereby (which included each transaction described under “Transactions with Related Persons – Transactions Related to the Merger” below). This approval process required the affirmative vote of the board of directors of each of the Company, NIL and Original C&J and the affirmative vote of the holders of a majority of the issued and outstanding shares of common stock of Original C&J entitled to vote at a special meeting of the stockholders of Original C&J held on March 20, 2015.

Transactions with Related Persons

Supply and Services Transactions

We purchase certain controls and instrumentation equipment on a non-contractual basis from Supreme Electrical Services, Inc., d.b.a. Lime Instruments (“Supreme”). Purchases from Supreme totaled approximately $4.6 million and $238,000 for the year ended December 31, 2014 and the first quarter of 2015, respectively. Mr. C. James Stewart, III, a former member of our Board who served from 2010 until the closing of the Merger, owns 45% of Supreme, with Mr. Stewart’s son owning 40% and unaffiliated third parties owning the remaining 15% of Supreme. Mr. Stewart serves as chairman of Supreme, and his son serves as president. We plan to continue our purchasing relationship with Supreme for the foreseeable future.

Additionally, we purchase blenders and hydration units on a non-contractual basis from Surefire Industries, USA (“Surefire”). Purchases from Surefire totaled approximately $1.1 million and $1.3 million for the year ended December 31, 2014 and the first quarter of 2015, respectively. Stewart & Sons Holding, Co., which is wholly owned by Mr. Stewart, owns 25% of Surefire, with Mr. Stewart’s son owning 25% and an unaffiliated third party owning the remaining 50% of Surefire. Mr. Stewart is the chairman of Surefire and his son serves as president. We plan to continue our purchasing relationship with Surefire for the foreseeable future.

Transactions Related to the Merger

On March 24, 2015, in connection with the completion of the Merger, the Company entered into the following agreements with either NIL or NIL together with its subsidiaries (“Nabors”), each of which is described below. NIL and Nabors are considered “related persons” of the Company for the purposes of Item 404 of Regulation S-K due to NIL’s ownership of approximately 52% of the Company’s common shares.

Pursuant to a Transition Services Agreement between Nabors and the Company, Nabors is providing to the Company certain support services and other assistance on a transitional basis following the Merger, which services and assistance are expected to terminate no later than December 31, 2015. It is currently estimated that the Company will pay Nabors approximately $4.1 million for such services and assistance.

Pursuant to another Transition Services Agreement between Nabors and the Company, the Company is providing to Nabors certain support services and other assistance on a transitional basis following the Merger, which services and assistance are expected to terminate no later than December 31, 2015. It is currently estimated that Nabors will pay the Company approximately $407,000 for such services and assistance.

DIRECTOR INDEPENDENCE

As a public company, we are required to comply with the rules of the NYSE and are subject to the rules and regulations of the SEC, including Sarbanes Oxley. The NYSE rules require listed companies to have a board of directors with at least a majority of independent directors. Additionally, each of the Audit Committee, Compensation Committee and Nominating & Governance Committee are required to be comprised solely of independent directors, as that term is defined by the applicable rules and regulations of the NYSE and SEC. Rather than adopting categorical standards, each year our Board assesses director independence on a case-by-case basis, in each case consistent with the applicable rules and regulations of the SEC and the NYSE. After reviewing all relationships each director has with the Company, including the nature and extent of any business relationships between the Company and such person, our Board has affirmatively determined that each of Messrs. Linn, Roemer, Kotts and Wommack has no material relationships with the Company and, therefore, is “independent” as defined under the applicable rules and regulations of the SEC and the NYSE. Neither Mr. Comstock, our Chief Executive Officer, nor Mr. McMullen, our President, is considered to be “independent” because of their respective employment positions with the Company. Additionally, Mr. Restrepo is not considered to be “independent” due to his employment as an executive officer of NIL, which beneficially owns approximately 52% of our common shares.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

As previously disclosed in a Current Report on Form 8-K filed with the SEC on July 1, 2014, on June 26, 2014, the Audit Committee of Original C&J’s Board of Directors approved the appointment of KPMG LLP (“KPMG”) as Original C&J’s independent registered public accounting firm for the fiscal year ending December 31, 2014 and approved the dismissal of UHY LLP (“UHY”) as its independent registered public accounting firm. UHY had served as Original C&J’s independent registered public accounting firm during the fiscal years ended December 31, 2013, 2012 and 2011 and the subsequent interim period through June 25, 2014.

Set forth below is a summary of certain fees paid to UHY for services related to the fiscal year ended December 31, 2013 and the subsequent interim period through June 25, 2014. UHY acted as Original C&J’s principal independent registered public accounting firm during such period. In determining the independence of UHY, Original C&J’s Audit Committee considered whether the provision of non-audit services is compatible with maintaining UHY’s independence.

	2013	2014
Audit Fees	$488,227	$150,762
Audit Related Fees	$24,635	—
Tax Fees	—	—
All Other Fees	—	—

Total	$512,862	$150,762

Set forth below is a summary of certain fees paid to KPMG for services related to the fiscal year ended December 31, 2014. The firm of KPMG acted as Original C&J’s principle independent registered public accounting firm from June 26, 2014 through such period. In determining the independence of KPMG, Original C&J’s Audit Committee considered whether the provision of non-audit services is compatible with maintaining KPMG’s independence. As previously disclosed in a Form 8-K12G3 filed with the SEC on March 24, 2015, in connection with the closing of the Merger, KPMG has been approved as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year beginning January 1, 2015, subject to completion of their normal client acceptance procedures.

2014
Audit Fees	$790,333
Audit Related Fees	$225,000
Tax Fees	$187,651
All Other Fees	—

Total	$1,202,984

Audit Fees. Audit fees consisted of amounts incurred for services performed in association with the annual financial statement audit, fees related to the audit of internal control over financial reporting under Section 404 of the Sarbanes Oxley Act, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and other services normally provided by the Company’s independent registered public accounting firm in connection with regulatory filings or engagements for the fiscal year shown.

Audit Related Fees. Audit related fees consisted of amounts incurred for accounting consultation in connection with proposed transactions in 2014, and due diligence services as well as fees for employee benefit plan audits in 2013.

Tax Fees. Tax fees consisted of services provided for sales and use tax planning.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services

All of the services described above were pre-approved by Original C&J’s Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X under the Exchange Act, to the extent that rule was applicable during fiscal years 2013 and 2014.

In 2011, Original C&J’s Audit Committee adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by our independent registered public accounting firm. In accordance with this policy, our Audit Committee has given its annual approval for the provision of audit services by UHY and then, upon KPMG’s appointment, by KPMG through December 31, 2014. Additionally, on February 10, 2014, in accordance with this policy, the Audit Committee gave approval until February 10, 2015 for the provision by our independent registered public accounting firm of particular categories or types of audit-related, tax and permitted non-audit services, in each case subject to a specific budget. Any proposed services to be provided by the independent registered public accounting firm not covered by one of these approvals, including proposed services exceeding pre-approved budget levels, requires special pre-approval by our Audit Committee. In certain circumstances and for certain services, our Audit Committee delegates its responsibilities to pre-approve services performed by the independent registered public accounting firm to the Chairman of our Audit Committee. However, our Audit Committee does not under any circumstance delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

In April 2015, the Company’s Audit Committee adopted substantially the same pre-approval policy as previously in effect for Original C&J requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by our independent registered public accounting firm. In accordance with this policy, the Audit Committee has given its annual approval for the provision of audit services by KPMG through December 31, 2015.

UHY did not and KPMG does not provide any internal audit services to us.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The following documents are included as exhibits to this Form 10-K/A:

Exhibit No.	Description of Exhibit.

2.1	Agreement and Plan of Merger, dated as of June 25, 2014, by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on July 1, 2014 (File No. 001-35255))

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177))

3.2	Second Amended and Restated Bylaws of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-35225))

4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to C&J Energy Services, Inc.’s Registration Statement on Form S-1/A, dated May 12, 2011 (Registration No. 333-173177))

4.2+	Form of Non-Statutory Stock Option Agreement for Certain Executive Officers with C&J Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255))

4.3+	Form of Non-Statutory Stock Option Agreement with Restrictive Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255))

4.4+	Form of Non-Statutory Stock Option Agreement with Limited Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.5+	Form of Non-Statutory Stock Option Agreement for Certain Executive Officers with Assumed Employment Agreement, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.6+	Form of Non-Statutory Stock Option Agreement for Certain Executive Officers with New Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.7+	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.8+	Form of Restricted Stock Agreement for Certain Executive Officers with C&J Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255))

Exhibit No.	Description of Exhibit.

4.9+	Form of Restricted Stock Agreement with Restrictive Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255))

4.10+	Form of Restricted Stock Agreement with Limited Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.9 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.11+	Form of Restricted Stock Agreement for Certain Executive Officers with Assumed Employment Agreement, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.10 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.12+	Form of Restricted Stock Agreement for Certain Executive Officers with New Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.11 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.13+	Form of Restricted Stock Agreement for Non-Employee Directors, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.12 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.14+	Form of Participation Agreement for C&J International Middle East FZCO Phantom Equity Arrangement under the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on December 19, 2013 (File No. 001-35255))

10.1+	C&J Energy Services, Inc. 2012 Long-Term Incentive Plan, effective as of April 5, 2012, adopted by the Board of Directors and approved by the Stockholders on May 29, 2012 (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on June 1, 2012))

10.2+	C&J International Middle East FZCO Phantom Equity Arrangement under the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on December 19, 2013 (File No. 001-35255))

10.3	Credit Agreement, dated as of April 19, 2011, among C&J Energy Services, Inc. as Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Comerica Bank as L/C Issuer and Syndication Agent, Wells Fargo Bank, National Association as Documentation Agent, and the Other Lenders party thereto (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to C&J Energy Services, Inc.’s Registration Statement on Form S-1/A, dated May 12, 2011 (Registration No. 333-173177))

10.4	Amendment No. 1 and Joinder to Credit Agreement, dated as of June 5, 2012, by and among C&J Energy Services, Inc., the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and solely for purposes of Section 8 thereof, the Guarantors named therein (incorporated by reference to Exhibit 10.2 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on June 7, 2012 (File No. 001-35255))

10.5+	Amended and Restated Employment Agreement effective December 23, 2010 between C&J Energy Services, Inc. and Joshua E. Comstock (incorporated herein by reference to Exhibit 10.7 to Amendment No. 2 to C&J Energy Services, Inc.’s Registration Statement on Form S-1/A, dated May 18, 2011 (Registration No. 333-173177))

Exhibit No.	Description of Exhibit.

10.6+	Amended and Restated Employment Agreement effective December 23, 2010 between C&J Energy Services, Inc. and Randall C. McMullen, Jr. (incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 to C&J Energy Services, Inc.’s Registration Statement on Form S-1/A, dated May 18, 2011 (Registration No. 333-173177))

10.7+	Employment Agreement effective February 1, 2011 between C&J Energy Services, Inc. and Theodore R. Moore (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to C&J Energy Services, Inc.’s Registration Statement on Form S-1/A, dated May 18, 2011 (Registration No. 333-173177))

10.8+	Executive Employment Agreement effective as of August 15, 2013 by and between C&J Energy Services, Inc. and Donald J. Gawick (incorporated herein by reference to Exhibit 10.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on August 15, 2013 (File No. 001-35255))

10.9+	Executive Employment Agreement dated April 4, 2013 and effective as of April 1, 2013 by and between C&J Energy Services, Inc. and James H. Prestidge, Jr. (incorporated by reference to Exhibit 10.1 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed on May 5, 2013 (File No. 001-35255))

10.10	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 6, 2015, by and between C&J Energy Services, Inc., Nabors Industries Ltd., Nabors Red Lion Limited, CJ Holding Co. and Nabors CJ Merger Co. (incorporated herein by reference to Exhibit 10.2 on Current Report on Form 8-L, filed on February 9, 2015 (File No. 001-35255))

***21.1	List of Subsidiaries of C&J Energy Services, Inc.

***23.1	Consent of KPMG LLP

***23.2	Consent of UHY LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*** §101.INS	XBRL Instance Document

*** §101.SCH	XBRL Taxonomy Extension Schema Document

*** §101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*** §101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*** §101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*** §101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.
***	Previously filed or furnished, as applicable, with C&J Energy Services, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment #1 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2015.

C&J Energy Services Ltd.

/s/ Randall C. McMullen, Jr.
By:	Randall C. McMullen, Jr. President, Chief Financial Officer and Director (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures and Capacities		Date

By:	/s/ Joshua E. Comstock	April 30, 2015

Joshua E. Comstock, Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Randall C. McMullen, Jr.	April 30, 2015

Randall C. McMullen, Jr., President, Chief Financial Officer and Director (Principal Financial Officer)

By:	/s/ Mark C. Cashiola	April 30, 2015

Mark C. Cashiola, Vice President and Controller (Principal Accounting Officer)

By:	/s/ Michael Roemer	April 30, 2015

Michael Roemer, Director

By:	/s/ H.H. Tripp Wommack, III	April 30, 2015

H. H. “Tripp” Wommack, III, Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit.

2.1	Agreement and Plan of Merger, dated as of June 25, 2014, by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on July 1, 2014 (File No. 001-35255))

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to C&J Energy Services, Inc.’s Registration Statement on Form S-1, dated March 30, 2011 (Registration No. 333-173177))

3.2	Second Amended and Restated Bylaws of C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on February 29, 2012 (File No. 001-35225))

4.1	Form of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to C&J Energy Services, Inc.’s Registration Statement on Form S-1/A, dated May 12, 2011 (Registration No. 333-173177))

4.2+	Form of Non-Statutory Stock Option Agreement for Certain Executive Officers with C&J Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255))

4.3+	Form of Non-Statutory Stock Option Agreement with Restrictive Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255))

4.4+	Form of Non-Statutory Stock Option Agreement with Limited Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.5+	Form of Non-Statutory Stock Option Agreement for Certain Executive Officers with Assumed Employment Agreement, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.6+	Form of Non-Statutory Stock Option Agreement for Certain Executive Officers with New Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.7+	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.8+	Form of Restricted Stock Agreement for Certain Executive Officers with C&J Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255))

4.9+	Form of Restricted Stock Agreement with Restrictive Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on June 21, 2012 (File No. 001-35255))

Exhibit No.	Description of Exhibit.

4.10+	Form of Restricted Stock Agreement with Limited Covenants, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.9 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.11+	Form of Restricted Stock Agreement for Certain Executive Officers with Assumed Employment Agreement, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.10 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.12+	Form of Restricted Stock Agreement for Certain Executive Officers with New Employment Agreements, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.11 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.13+	Form of Restricted Stock Agreement for Non-Employee Directors, pursuant to the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.12 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-35255))

4.14+	Form of Participation Agreement for C&J International Middle East FZCO Phantom Equity Arrangement under the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on December 19, 2013 (File No. 001-35255))

10.1+	C&J Energy Services, Inc. 2012 Long-Term Incentive Plan, effective as of April 5, 2012, adopted by the Board of Directors and approved by the Stockholders on May 29, 2012 (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on June 1, 2012))

10.2+	C&J International Middle East FZCO Phantom Equity Arrangement under the C&J Energy Services, Inc. 2012 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on December 19, 2013 (File No. 001-35255))

10.3	Credit Agreement, dated as of April 19, 2011, among C&J Energy Services, Inc. as Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Comerica Bank as L/C Issuer and Syndication Agent, Wells Fargo Bank, National Association as Documentation Agent, and the Other Lenders party thereto (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to C&J Energy Services, Inc.’s Registration Statement on Form S-1/A, dated May 12, 2011 (Registration No. 333-173177))

10.4	Amendment No. 1 and Joinder to Credit Agreement, dated as of June 5, 2012, by and among C&J Energy Services, Inc., the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and solely for purposes of Section 8 thereof, the Guarantors named therein (incorporated by reference to Exhibit 10.2 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on June 7, 2012 (File No. 001-35255))

10.5+	Amended and Restated Employment Agreement effective December 23, 2010 between C&J Energy Services, Inc. and Joshua E. Comstock (incorporated herein by reference to Exhibit 10.7 to Amendment No. 2 to C&J Energy Services, Inc.’s Registration Statement on Form S-1/A, dated May 18, 2011 (Registration No. 333-173177))

10.6+	Amended and Restated Employment Agreement effective December 23, 2010 between C&J Energy Services, Inc. and Randall C. McMullen, Jr. (incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 to C&J Energy Services, Inc.’s Registration Statement on Form S-1/A, dated May 18, 2011 (Registration No. 333-173177))

Exhibit No.	Description of Exhibit.

10.7+	Employment Agreement effective February 1, 2011 between C&J Energy Services, Inc. and Theodore R. Moore (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to C&J Energy Services, Inc.’s Registration Statement on Form S-1/A, dated May 18, 2011 (Registration No. 333-173177))

10.8+	Executive Employment Agreement effective as of August 15, 2013 by and between C&J Energy Services, Inc. and Donald J. Gawick (incorporated herein by reference to Exhibit 10.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on August 15, 2013 (File No. 001-35255))

10.9+	Executive Employment Agreement dated April 4, 2013 and effective as of April 1, 2013 by and between C&J Energy Services, Inc. and James H. Prestidge, Jr. (incorporated by reference to Exhibit 10.1 to C&J Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed on May 5, 2013 (File No. 001-35255))

10.10	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 6, 2015, by and between C&J Energy Services, Inc., Nabors Industries Ltd., Nabors Red Lion Limited, CJ Holding Co. and Nabors CJ Merger Co. (incorporated herein by reference to Exhibit 10.2 on Current Report on Form 8-L, filed on February 9, 2015 (File No. 001-35255))

***21.1	List of Subsidiaries of C&J Energy Services, Inc.

***23.1	Consent of KPMG LLP

***23.2	Consent of UHY LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*** §101.INS	XBRL Instance Document

*** §101.SCH	XBRL Taxonomy Extension Schema Document

*** §101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*** §101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*** §101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*** §101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.
***	Previously filed or furnished, as applicable, with C&J Energy Services, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2015.