Form 10-Q
period 2015-03-31
C&J Energy Services Ltd.
filed 2015-05-11
CIK 1615817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

(441) 279-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the registrant’s common shares, par value $0.01 per share, outstanding at May 1, 2015, was 118,920,112.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,842	$10,017
Accounts receivable, net of allowance of $2,355 at March 31, 2015 and $2,210 at December 31, 2014	461,252	290,767
Inventories, net	173,724	122,172
Prepaid and other current assets	46,564	29,525
Deferred tax assets	8,430	8,106

Total current assets	729,812	460,587
Property, plant and equipment, net	1,820,012	783,302
Other assets:
Goodwill	663,866	219,953
Intangible assets, net	154,989	129,468
Deferred financing costs, net of accumulated amortization of $172 at March 31, 2015 and $3,662 at December 31, 2014	51,325	3,786
Other noncurrent assets	21,723	15,650

Total assets	$3,441,727	$1,612,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$377,431	$229,191
Payroll and related costs	45,762	16,047
Accrued expenses	41,312	30,794
Current portion of long-term debt and capital lease obligations	14,100	3,873
Other current liabilities	2,279	4,926

Total current liabilities	480,884	284,831
Deferred tax liabilities	379,420	193,340
Long-term debt and capital lease obligations, net of original issue discount of $58,432 at March 31, 2015 and $0 at December 31, 2014	1,115,098	349,875
Other long-term liabilities	1,627	2,803

Total liabilities	1,977,029	830,849
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.01, 750,000,000 shares authorized, 118,969,951 issued and outstanding at March 31, 2015 and 100,000,000 shares authorized, 55,333,392 issued and outstanding at December 31, 2014	1,190	553
Additional paid-in capital	983,931	271,104
Retained earnings	479,577	510,240

Total stockholders’ equity	1,464,698	781,897

Total liabilities and stockholders’ equity	$3,441,727	$1,612,746

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$401,216	$316,537
Costs and expenses:
Direct costs	326,146	234,546
Selling, general and administrative expenses	64,475	36,411
Research and development	4,090	2,764
Depreciation and amortization	37,438	21,870
(Gain) loss on disposal of assets	(731)	38

Operating income (loss)	(30,202)	20,908
Other income (expense):
Interest expense, net	(5,188)	(1,749)
Other income (expense), net	(166)	166

Total other income (expense)	(5,354)	(1,583)

Income (loss) before income taxes	(35,556)	19,325
Income tax expense (benefit)	(4,893)	7,737

Net income (loss)	$(30,663)	$11,588

Net income (loss) per common share:
Basic	$(0.51)	$0.22

Diluted	$(0.51)	$0.21

Weighted average common shares outstanding:
Basic	59,682	53,628

Diluted	59,682	56,384

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Number of Shares	Amount, at $0.01 par value
Balance, December 31, 2013	54,604	$546	$254,188	$441,417	$696,151
Issuance of restricted stock, net of forfeitures	723	7	(7)	—	—
Employee tax withholding on restricted stock vesting	(153)	(2)	(4,376)	—	(4,378)
Exercise of stock options	159	2	831	—	833
Tax effect of stock-based compensation	—	—	2,118	—	2,118
Stock-based compensation	—	—	18,350	—	18,350
Net income (loss)	—	—	—	68,823	68,823

Balance, December 31, 2014	55,333	553	271,104	510,240	781,897
Issuance of common stock	62,543	625	709,638	—	710,263
Issuance of restricted stock, net of forfeitures	1,234	13	3,020	—	3,033
Employee tax withholding on restricted stock vesting	(140)	(1)	(1,596)	—	(1,597)
Tax effect of stock-based compensation	—	—	(1,983)	—	(1,983)
Stock-based compensation	—	—	3,748	—	3,748
Net income (loss)	—	—	—	(30,663)	(30,663)

Balance, March 31, 2015*	118,970	$1,190	$983,931	$479,577	$1,464,698

*	Unaudited

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(30,663)	$11,588
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,438	21,870
Deferred income taxes	2,944	433
Provision for doubtful accounts, net of write-offs	150	150
Equity in (earnings) loss from unconsolidated affiliate	(247)	(64)
(Gain) loss on disposal of assets	(731)	38
Stock-based compensation expense	3,748	5,128
Amortization of deferred financing costs	566	290
Accretion of original issue discount	167	—
Changes in operating assets and liabilities:
Accounts receivable	92,223	(22,271)
Inventory	(16,202)	1,760
Prepaid and other current assets	(9,783)	(2,305)
Accounts payable	(41,155)	32,547
Payroll and related costs and accrued expenses	16,384	5,128
Income taxes payable	(3,026)	3,041
Other	(4,156)	208

Net cash provided by operating activities	47,657	57,541

Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(48,588)	(63,526)
Proceeds from disposal of property, plant and equipment	2,083	35
Investment in unconsolidated affiliate	—	(3,000)
Payments made for business acquisitions, net of cash acquired	(693,455)	—

Net cash used in investing activities	(739,960)	(66,491)

Cash flows from financing activities:
Proceeds from revolving debt	133,000	33,000
Payments on revolving debt	(358,000)	(20,000)
Proceeds from term loans, net of original issue discounts	1,001,400	—
Payments of capital lease obligations	(1,117)	(886)
Financing costs	(48,106)	—
Proceeds from stock options exercised	—	709
Registration costs associated with issuance of common stock	(1,469)	—
Employee tax withholding on restricted stock vesting	(1,597)	(1,814)
Excess tax benefit from stock-based award activity	(1,983)	832

Net cash provided by financing activities	722,128	11,841

Net increase in cash and cash equivalents	29,825	2,891
Cash and cash equivalents, beginning of period	10,017	14,414

Cash and cash equivalents, end of period	$39,842	$17,305

Supplemental cash flow disclosure:
Cash paid for interest	$2,891	$1,418

Cash paid for income taxes	$17	$34

Non-cash investing and financing activity
Capital lease obligations	$—	$25,636

Change in accrued capital expenditures	$(6,384)	$6,150

Non-cash consideration for business acquisition	$714,765	$—

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization, Nature of Business and Summary of Significant Accounting Policies

Organization and Nature of Business

C&J Energy Services Ltd. (together with its consolidated subsidiaries, including C&J International B.V. and C&J International Middle East FZCO, “C&J” or the “Company”) is a publicly traded corporation listed on the New York Stock Exchange under the symbol “CJES.” The Company provides a full range of well services involved in the completion, life-of-well maintenance and plugging and abandonment of a well to oil and natural gas drilling and production companies primarily in North America. The Company’s services include hydraulic fracturing, coiled-tubing, cased-hole wireline, cementing, workover, well-servicing, and other ancillary well site services. Additionally, the Company provides fluid logistics services, including those related to the transportation, storage and disposal of fluids that are used in the drilling, development and production of hydrocarbons. The Company operates in most of the major oil and natural gas producing regions of the continental United States and Western Canada. The Company also has an office in Dubai and is working to establish an operational presence in key countries in the Middle East.

On March 24, 2015, C&J Energy Services, Inc. (“Legacy C&J”) and Nabors Industries Ltd. (“Nabors”) completed the combination of Legacy C&J with Nabors’ completion and production services business (the “C&P Business”), whereby Legacy C&J became a subsidiary of C&J Energy Services Ltd (the “Merger”). Upon the closing of the Merger, shares of common stock of Legacy C&J were converted into common shares of C&J on a 1-for-1 basis and its common shares began trading on the New York Stock Exchange under the ticker “CJES.” C&J became the successor issuer to Legacy C&J following the closing of the Merger and is deemed to succeed to Legacy C&J’s reporting history under the Exchange Act.

The resulting combined company is now one of the largest completion and production services providers in North America led by the former management team of Legacy C&J.

At the closing of the Merger, Nabors received total consideration of approximately $1.4 billion in the form of $688.1 million in cash, $5.5 million in cash to reimburse Nabors for operating assets acquired prior to March 24, 2015 and approximately $714.8 million in C&J common shares. Upon the closing of the Merger, Nabors owns approximately 53% of the outstanding and issued common shares of C&J, with the remainder held by former Legacy C&J shareholders. As discussed in more detail in Note 7 – Mergers and Acquisitions, Legacy C&J and Nabors determined that Legacy C&J possessed the controlling financial interest in C&J and subsequently concluded the business combination should be treated as a reverse acquisition with Legacy C&J as the accounting acquirer.

Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2014 is derived from audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included.

Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications. As a result of the Merger, the Company revised its reportable business segments late in the first quarter of 2015. The Company’s revised reportable segments are: (1) Completion Services, (2) Well Support Services and (3) Other Services. The hydraulic fracturing, coiled tubing, wireline, pumpdown and other well stimulation services, including nitrogen, pressure pumping

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and thru-tubing services are reported within the Completion Services segment. The well servicing line, including maintenance, workover and plug and abandonment services, as well as fluid management and rental tool services are reported within the Well Support Services segment. The Company’s smaller service lines and divisions, such as cementing, directional drilling, equipment manufacturing, specialty chemical supply and the research and technology division are reported within Other Services.

This segment structure reflects the financial information and reports used by the Company’s management, specifically including its Chief Operating Decision Maker, to make decisions regarding the Company’s business, including resource allocations and performance assessments. This segment structure reflects the Company’s current operating focus in compliance with Accounting Standards Codification (“ASC”) No. 280, Segment Reporting (“ASC 280”). As a result of the revised segment structure, the Company has restated the corresponding items of segment information for all periods presented. The revised segment structure and the related presentation changes did not impact consolidated net income (loss), earnings per share, total current assets, total assets or total shareholders’ equity. See Note 6 – Segment Information for further discussion regarding the Company’s reportable segments.

These consolidated financial statements include the accounts of the Company. All significant inter-company transactions and accounts have been eliminated upon consolidation.

The Company’s results for the first quarter of 2015 include results from the C&P Business for the eight-day period from the closing of the Merger on March 24, 2015 through March 31, 2015. Results for periods prior to the first quarter of 2015 reflect the financial and operating results of Legacy C&J, and do not include the financial and operating results of the C&P Business. Unless the context indicates otherwise, as used herein, the terms “C&J” or the “Company”, or like terms refer to Legacy C&J and its subsidiaries when referring to time periods prior to March 24, 2015 and refer to C&J and its subsidiaries (which include Legacy C&J and its subsidiaries) when referring to time periods subsequent to the March 24, 2015.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used in, but are not limited to, determining the following: allowance for doubtful accounts, recoverability of long-lived assets and intangibles, goodwill, useful lives used in depreciation and amortization, inventory reserves, income taxes, stock-based compensation and the fair value of assets acquired and liabilities assumed in business combinations. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.

New Accounting Pronouncements. There are no new accounting standards that have been adopted in this report.

Cash and Cash Equivalents. For purposes of the consolidated statement of cash flows, cash is defined as cash on-hand, demand deposits, and short-term investments with initial maturities of three months or less. The Company maintains its cash and cash equivalents in various financial institutions, which at times may exceed federally insured amounts. Management believes that this risk is not significant.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future.

Inventories. Inventories for the Completion Services segment consist of finished goods, including equipment components, chemicals, proppants, supplies and materials for the segment’s operations. Inventories for the Other Services segment consists of raw materials, work-in-process and finished goods, including equipment components, supplies and materials. See Note 6 – Segment Information for further discussion regarding the Company’s reportable segments.

Inventories are stated at the lower of cost or market (net realizable value) on a first-in, first-out basis and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$57,705	$51,374
Work-in-process	33,700	24,408
Finished goods	83,791	47,717

Total inventory	175,196	123,499

Inventory reserve	(1,472)	(1,327)

Inventory, net	$173,724	$122,172

Revenue Recognition. All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete or the equipment has been delivered to the customer, the amount is fixed or determinable and collectability is reasonably assured, as follows:

Completion Services Segment

Hydraulic Fracturing Revenue. The Company provides hydraulic fracturing services pursuant to contractual arrangements, such as term contracts and pricing agreements, or on a spot market basis. Under either scenario, revenue is recognized and customers are invoiced upon the completion of each job, which can consist of one or more fracturing stages. Once a job has been completed to the customer’s satisfaction, a field ticket is written that includes charges for the service performed and the consumables (such as fluids and proppants) used during the course of service. The field ticket may also include charges for the mobilization and set-up of equipment, any additional equipment used on the job, and other miscellaneous consumables.

Rates for services performed on a spot market basis are based on an agreed-upon hourly spot market rate for a specified number of hours of service.

Pursuant to pricing agreements and other contractual arrangements which the Company may enter into from time to time, such as those associated with an award from a bid process, customers typically commit to targeted utilization levels based on a specified number of hours of service at agreed-upon pricing, but without termination penalties or obligations to pay for services not used by the customer. In addition, the agreed-upon pricing is typically subject to periodic review, as specifically defined in the agreement, and may be adjusted upon the agreement of both parties.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Coiled Tubing and Other Stimulation Services Revenue. The Company provides coiled tubing and other well stimulation services, including nitrogen, pressure pumping and thru-tubing services, primarily on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the services performed, and the consumables (such as stimulation fluids, nitrogen and coiled tubing materials) used during the course of service. The field ticket may also include charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job, and other miscellaneous consumables. The Company typically charges the customer for these services and resources on an hourly basis at agreed-upon spot market rates.

Wireline Revenue. The Company provides cased-hole wireline, pumpdown and other complementary services, including logging, perforating, pipe recovery and pressure testing services on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized when the services and equipment are provided and the job is completed. The Company typically charges the customer on a per job basis for these services at agreed-upon spot market rates.

Revenue from Materials Consumed While Performing Certain Completion Services. The Company generates revenue from fluids, proppants and other materials that are consumed while performing hydraulic fracturing services. For services performed on a spot market basis, the required consumables are typically provided by the Company and the customer is billed for those consumables at cost plus an agreed-upon markup. For services performed on a contractual basis, when the consumables are provided by the Company, the customer typically is billed for those consumables at a negotiated contractual rate. When consumables are supplied by the customer, the Company typically charges handling fees based on the amount of consumables used.

In addition, ancillary to coiled tubing and other stimulation services revenue, the Company generates revenue from stimulation fluids, nitrogen, coiled tubing materials and other consumables used during those processes.

Well Support Services Segment

Well Servicing Revenue. The Company provides maintenance, workover and plug and abandonment services on an hourly basis at prices that approximate spot market rates. Revenue is recognized and a field ticket is generated upon the earliest of the completion of a job or at the end of each day. Well Servicing jobs can last anywhere from a few hours to multiple days. The field ticket includes the base hourly rate charge and, if applicable, charges for additional personnel or equipment not contemplated in the base hourly rate.

Fluid Management Services Revenue. The Company provides for the transportation, treatment, recycling, storage, sale and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Rates for these services vary and can be on a per job, per hour or per load basis, or on the basis of quantities sold or disposed. Revenue is recognized upon the completion of each job or load, or delivered product, based on a completed field ticket.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Services Segment

Revenue within the Other Services Segment is generated from manufacturing and repair services, the sale of oilfield parts and supplies, and cementing and directional drilling services.

For revenue generated from the sale of manufactured equipment and products, the sale of oilfield parts and supplies, and the repair of equipment, revenue is recognized upon the completion, delivery and customer acceptance of each order.

For revenue generated from cementing services and directional drilling services, revenue is recognized based upon a completed field ticket.

Share-Based Compensation. The Company’s share-based compensation plans provide the ability to grant equity awards to the Company’s employees, consultants and non-employee directors. As of March 31, 2015, only nonqualified stock options and restricted stock had been granted under such plans. The Company values option grants based on the grant date fair value by using the Black-Scholes option-pricing model and values restricted stock grants based on the closing price of C&J’s common stock on the grant date. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period. Further information regarding the Company’s share-based compensation arrangements and the related accounting treatment can be found in Note 4 – Share-Based Compensation.

Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and capital lease obligations. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The carrying value of long-term debt and capital lease obligations approximate their fair value, with the long-term debt due to the recent placement of the new credit facility on March 24, 2015.

Equity Method Investments. The Company has investments in joint ventures which are accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over operating and financial policies of the joint venture. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings and losses of these investments. The Company eliminates all significant intercompany transactions, including the intercompany portion of transactions with equity method investees, from the consolidated financial results.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income Taxes. The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the likelihood and extent that deferred tax assets will be realized, consideration is given to projected future taxable income and tax planning strategies. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are reversed in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination. Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense.

The effective tax rate was a benefit of 13.8% for the three-month period ending March 31, 2015 as compared to 40.0% for the three-month period ending March 31, 2014. The decrease was primarily due to a pre-tax loss in the current period which resulted in a tax benefit, as compared to pre-tax income in the prior year. The tax benefit is less than the expected statutory rate primarily due to the impact of permanent differences on the tax benefit, the recognition of non-deductible transaction related costs and an adjustment in Legacy C&J’s state deferred taxes, to reflect new state apportionment factors as a result of the Merger.

Earnings Per Share. Basic earnings per share is based on the weighted average number of shares of common shares outstanding during the applicable period and excludes shares subject to outstanding stock options and shares of restricted stock. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to outstanding stock options and restricted stock.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the applicable periods:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Numerator:
Net income (loss) attributed to common shareholders	$(30,663)	$11,588

Denominator:
Weighted average common shares outstanding	59,682	53,628
Effect of potentially dilutive common shares:
Stock options	—	2,199
Restricted stock	—	557

Weighted average common shares outstanding and assumed conversions	59,682	56,384

Earnings per common share:
Basic	$(0.51)	$0.22

Diluted	$(0.51)	$0.21

A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Basic earnings per share:
Restricted stock	1,244	1,420
Diluted earnings per share:
Anti-dilutive stock options	2,468	—
Anti-dilutive restricted stock	874	—

Potentially dilutive securities excluded as anti-dilutive	3,342	—

Reclassifications and immaterial adjustment. Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentations. Additionally, an immaterial adjustment has been made to the Company’s consolidated statement of cash flows for the three months ended March 31, 2014 to increase previously reported operating cash flows and decrease previously reported investing cash flows by $6.2 million to properly reflect the change in accrued capital expenditures on the consolidated statement of cash flows as a supplemental non-cash investing activity. This adjustment had no impact to the Company’s consolidated balance sheet or consolidated statement of operations for the three months ended March 31, 2015.

Note 2 - Long-Term Debt and Capital Lease Obligations

Credit Agreement

On March 24, 2015, in connection with the closing of the Merger, the Company entered into a new credit agreement (the “Credit Agreement”), which provides for senior secured credit facilities (the “Credit Facility”) in an aggregate principal amount of $1.66 billion, consisting of (i) a revolving credit

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

facility (“Revolving Credit Facility” or the “Revolver”) in an aggregate principal amount of $600.0 million and (ii) a term loan B facility (“Term Loan B”) in an aggregate principal amount of $1.06 billion. The Company simultaneously repaid all amounts outstanding and terminated Legacy C&J’s prior credit facility and entered into this new Credit Facility with Bank of America N.A., as administrative agent and other lending parties. No penalties were due in connection with such repayment and termination of the prior credit facility. The borrowers under the Revolver are the Company and certain wholly-owned subsidiaries of the Company, specifically, CJ Lux Holdings S.à r.l. and CJ Holding Co. The borrower under the Term Loan B Facility is CJ Holding Co.

Revolving Credit Facility

The Revolver matures on March 24, 2020 (except that if any Five-Year Term Loans (as defined below) have not been repaid prior to September 24, 2019, the Revolver will mature on September 24, 2019). Borrowings under the Revolver are non-amortizing.

Amounts outstanding under the Revolver will bear interest based on, at the option of the borrower, the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an applicable margin determined pursuant to a pricing grid ranging from 2.00%-3.00% in the case of LIBOR loans and 1.00%-2.00% in the case of base rate loans, based on the ratio of consolidated total indebtedness of C&J and its subsidiaries to consolidated EBITDA of C&J and its subsidiaries for the most recent four fiscal quarter period for which financial statements are available (the “Total Leverage Ratio”).

The Revolver also requires that the borrowers pay a commitment fee equal to a percentage of unused commitments which varies based on the Total Leverage Ratio.

Subject to certain conditions and limitations, the Credit Facility permits the borrowers to increase the aggregate commitments under the Revolver in a total principal amount of up to $100 million.

The Revolver is permitted to be prepaid from time to time without premium or penalty.

Term Loan B

Borrowings under the Term Loan B are comprised of two tranches: a tranche consisting of $575 million in aggregate principal amount of term loans maturing on March 24, 2020 (the “Five-Year Term Loans”) and a tranche consisting of a $485 million in aggregate principal amount of term loans maturing on March 24, 2022 (the “Seven-Year Term Loans”). The borrower is required to make quarterly amortization payments in an amount equal to 1.00% per annum, with the remaining balance payable on the applicable maturity date.

Five-Year Term Loans outstanding under the Term Loan B will bear interest based on, at the option of the borrower (1) LIBOR subject to a floor of 1.00% per annum , plus a margin of 5.50%, or (ii)

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

an alternative base rate, plus a margin of 4.50%. Seven-Year Term Loans outstanding under the Term Loan B will bear interest based on, at the option of the borrower (1) LIBOR subject to a floor of 1.00% per annum, plus a margin of 6.25%, or (ii) an alternative base rate, plus a margin of 5.25%. The Term Loan B also contains ‘most favored nation’ pricing protection requiring that if the effective yield (giving effect to, among other things, consent fees paid to the lenders) of the Five-Year Term Loans increases by more than 50 basis points, the effective yield of the Seven-Year Term Loans must increase by the same amount less 50 basis points.

The alternative base rate is equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the Federal Funds Effective Rate plus  1⁄2 of 1.00% and (iii) LIBOR plus 1.00%.

The Term Loan B is required to be prepaid under certain circumstances and exceptions including (i) in the event that C&J and its subsidiaries generate Excess Cash Flow (as defined in the Credit Agreement) in any fiscal year, in an amount equal to 50% of the Excess Cash Flow for such fiscal year if the Total Leverage Ratio as of the end of such fiscal year is 3.25:1.00 or greater, (ii) in the event of a sale or other disposition of property by C&J or its subsidiaries, in an amount equal to 100% of the net proceeds of such sale or disposition, subject to customary reinvestment rights and other exceptions, and (iii) in the event of an incurrence of debt not permitted under the Credit Agreement, in an amount equal to 100% of the net proceeds of such debt.

The Credit facility contains customary restrictive covenants (in each case, subject to exceptions) that limit, among other things, the ability of the Company and its subsidiaries to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of their assets, make certain restricted payments and investments, enter into transactions with affiliates and prepay certain indebtedness.

The Credit Facility contains financial covenants applicable to the Revolver and the Five-Year Term Loans only, including a maximum quarterly Total Leverage Ratio of 4.50:1.00 until the quarter ending December 31, 2015, 4.25:1.00 until the quarter ending September 30, 2016 and 4.00:1.00 thereafter.

The Credit Facility also contains a minimum quarterly ratio of consolidated EBITDA of C&J and its subsidiaries to consolidated interest expense of C&J and its subsidiaries of 3.00:1.00.

The Company was in compliance with all financial covenants under the Credit Agreement as of March 31, 2015.

As of March 31, 2015, $90.0 million was outstanding under the Revolver along with $7.2 million of outstanding letters of credit, leaving $502.8 million of available borrowing capacity. All obligations under the Credit Facility are guaranteed by the Company’s wholly-owned domestic subsidiaries, other than immaterial subsidiaries. The weighted average interest rate as of March 31, 2015 was 6.5%.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital Lease Obligations

In 2013, the Company entered into “build-to-suit” lease agreements for the construction of a new, technology-focused research and development facility and new corporate headquarters, respectively. Each lease is accounted for as a capital lease. In addition, the Company leases certain service equipment, with the intent to purchase, under non-cancelable capital leases. The terms of these contracts range from three to four years with varying payment dates throughout each month.

As of March 31, 2015, the Company had $34.1 million in long-term capital lease obligations.

Note 3 - Intangible Assets

Intangible assets consist of the following (in thousands):

	Amortization Period	March 31, 2015	December 31, 2014
Customer relationships	8-15 years	$116,073	$116,073
Trade name	10-15 years	36,415	29,315
Developed Technology	5-15 years	22,310	2,110
Non-compete	4-5 years	2,810	1,810
IPR&D	Indefinite	7,598	7,598
Trade name - Total Equipment	Indefinite	6,247	6,247

		191,453	163,153
Less: accumulated amortization		(36,464)	(33,685)

Intangible assets, net		$154,989	$129,468

Note 4 - Share-Based Compensation

Equity Plans

In connection with the Merger, the Company approved and adopted the C&J Energy Services 2015 Long Term Incentive Plan (the “2015 LTIP”), effective as of March 23, 2015, contingent upon the consummation of the Merger. The 2015 LTIP is intended to serve as an assumption of the Legacy C&J 2012 Long-Term Incentive Plan, including the sub-plan titled the C&J International Middle East FZCO Phantom Equity Arrangement (the “2012 LTIP”), with certain non-material revisions made and no increase in the number of shares remaining available for issuance under the 2012 LTIP. Prior to the adoption of the 2015 LTIP, all stock-based awards granted to Legacy C&J employees, consultants and non-employee directors were granted under the 2012 LTIP and, following the 2015 LTIP’s adoption, no further awards will be made under the 2012 LTIP and awards that were previously outstanding under the 2012 LTIP will continue and remain outstanding under the 2015 LTIP, as adjusted to reflect the Merger. At the closing of the Merger, restricted stock and stock option awards were granted under the 2015 LTIP to certain employees of the C&P Business and approximately 0.4 million C&J common shares underlying those awards were deemed part of the consideration paid to Nabors.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The 2015 LTIP provides for the grant of stock-based awards to the Company’s employees, consultants and non-employee directors. The following types of awards are available for issuance under the 2015 LTIP: incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, phantom stock units, performance awards and share awards. To date, only nonqualified stock options and restricted stock have been awarded under the 2015 LTIP and 2012 LTIP.

A total of 4.3 million shares of common stock were authorized and approved for issuance under the 2012 LTIP and approximately 1.3 million shares remained available for issuance under the 2015 LTIP as of March 31, 2015. This number of shares is subject to adjustment in the event of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants, rights or debentures, stock dividend, stock split or reverse stock split, cash dividend, property dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or any similar corporate event or transaction. This number of shares may also increase due to the termination of an award granted under the 2015 LTIP, the 2012 LTIP or the Prior Plans (as defined below), by expiration, forfeiture, cancellation or otherwise without the issuance of the shares of common stock.

Prior to the approval of the 2012 LTIP, all stock-based awards granted to Legacy C&J’s employees, consultants and non-employee directors were granted under the C&J Energy Services 2006 Stock Option Plan and subsequently under the C&J Energy Services 2010 Stock Option Plans (collectively known as the “Prior Plans”). No additional awards will be granted under the Prior Plans.

Stock Options

The fair value of each option award granted under the 2015 LTIP, the 2012 LTIP and the Prior Plans is estimated on the date of grant using the Black-Scholes option-pricing model. Option awards are generally granted with an exercise price equal to the market price of the Company’s common shares on the grant date. For options granted prior to the Legacy C&J’s initial public offering, which closed on August 3, 2011, the calculation of the Legacy C&J’s stock price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. Additionally, due to the Company’s lack of historical volume of option activity, the expected term of options granted is derived using the “plain vanilla” method. In addition, expected volatilities have been based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. During the three months ended March 31, 2015, 0.3 million replacement share options were granted by the Company. No options were granted during the three months ended March 31, 2014.

As of March 31, 2015, the Company had approximately 5.3 million options outstanding to employees and non-employee directors. Option awards granted under the 2015 LTIP and the Prior Plans expire on the tenth anniversary of the grant date and generally vest over three years of continuous service with one-third vesting on each of the first, second and third anniversaries of the grant date.

Restricted Stock

Restricted stock is valued based on the closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the date of grant. During the three months ended March 31, 2015, approximately 1.2 million shares of restricted stock were granted to employees and non-employee directors under the 2015 LTIP at fair market values ranging from $11.38 to $13.36 per share. During the

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

three months ended March 31, 2014, 0.8 million shares of restricted stock were granted to employees, consultants and non-employee directors under the 2012 LTIP at fair market values ranging from $22.65 to $24.74 per share.

To the extent permitted by law, the recipient of an award of restricted stock will have all of the rights of a stockholder with respect to the underlying shares of common shares, including the right to vote the common shares and to receive all dividends or other distributions made with respect to the common shares. Dividends on restricted stock will be deferred until the lapsing of the restrictions imposed on the shares and will be held by the Company for the account of the recipient (either in cash or to be reinvested in shares of restricted stock) until such time. Payment of the deferred dividends and accrued interest, if any, shall be made upon the lapsing of restrictions on the shares of restricted stock, and any dividends deferred in respect of any shares of restricted stock shall be forfeited upon the forfeiture of such shares of restricted stock. The Company has not issued dividends.

As of March 31, 2015, the Company had approximately 2.2 million restricted shares outstanding to employees and non-employee directors. Restricted stock awards granted under the 2015 LTIP generally vest over a three-year period from the grant date.

Note 5 - Commitments and Contingencies

Environmental

The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. The Company cannot predict the future impact of such standards and requirements which are subject to change and can have retroactive effectiveness. The Company continues to monitor the status of these laws and regulations.

Currently, the Company has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its consolidated financial position, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

Litigation

The Company is, and from time to time may be, involved in claims and litigation arising in the ordinary course of business. Because there are inherent uncertainties in the ultimate outcome of such matters, it is presently not possible to determine the ultimate outcome of any pending or potential claims or litigation against the Company; however, management believes that the outcome of those matters that are presently known to the Company will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.

Self-Insured Risk Accruals

The Company maintains insurance policies for workers’ compensation, automobile liability, general liability, which also includes sudden and accidental pollution insurance, and property damage relating to catastrophic events. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The Company has deductibles per occurrence for workers’ compensation, automobile liability claims, general liability claims, sudden and accidental pollution claims, and property damage for catastrophic events of $1,000,000, $1,000,000, $250,000, $250,000 and $25,000, respectively.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additionally, under the terms of the Separation Agreement relating to the Merger, the Company assumed, among other liabilities, all liabilities of the C&P Business to the extent arising out of or resulting from the operation of the C&P Business at any time before, at or after the Effective Time, including liability for death, personal injury and property damage resulting from or caused by the assets, products and services of the C&P Business; other than those liabilities relating to or resulting from any claim or litigation pending or asserted in writing as of the Effective Time. Any liability relating to or resulting from any claim or litigation asserted after the Effective Time, but where the underlying cause of action arose prior to the Effective Time, would not be covered by the Company’s insurance policies.

Note 6 - Segment Information

In accordance with Accounting Standards Codification (“ASC”) No. 280, Segment Reporting (“ASC 280”), the Company routinely evaluates whether its separate operating and reportable segments have changed. This determination is made based on the following factors: (1) the Company’s chief operating decision maker (“CODM”) is currently managing each operating segment as a separate business and evaluating the performance of each segment and making resource allocation decisions distinctly and expects to do so for the foreseeable future, and (2) discrete financial information for each operating segment is available.

Due to the transformative nature of the Merger, the CODM changed the way in which the Company is managed, including a higher level segment approach in making performance evaluation and resource allocation decisions. Discrete financial information was created to provide the segment information necessary for the CODM to manage the Company under the revised operating segment structure. As a result of this change in operating segments, the Company revised its reportable segments late in the first quarter of 2015. The Company’s revised reportable segments are: (i) Completion Services, (ii) Well Support Services and (iii) Other Services. This segment structure reflects the financial information and reports used by the Company’s management, specifically including its CODM, to make decisions regarding the Company’s business, including performance evaluation and resource allocation decisions. As a result of the revised reportable segment structure, the Company has restated the corresponding items of segment information for all periods presented.

The following is a description of the reportable segments:

Completion Services

The Company provides hydraulic fracturing, coiled tubing, cased-hole wireline, pumpdown and other well stimulation services, as well as nitrogen, pressure pumping and thru-tubing services through its Completion Services segment.

Well Support Services

The Company provides a well servicing line, including maintenance, workover and plug and abandonment services, as well as fluid management and rental tool services through its Well Support Services segment.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Services

The Company’s smaller service lines and divisions, including cementing, directional drilling, equipment manufacturing, specialty chemical supply and research and technology are provided through the Other Services segment.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth certain financial information with respect to the Company’s reportable segments. Included in Other Services are intersegment eliminations and costs associated with activities of a general corporate nature.

	Completion Services	Well Support Services	Other Services	Total
Three months ended March 31, 2015
Revenue from external customers	$370,954	$16,127	$14,135	$401,216
Inter-segment revenues	80	—	(80)	—
Adjusted EBITDA	49,779	4,275	(22,273)	31,781
Depreciation and amortization	32,939	2,236	2,263	37,438
Operating income (loss)	17,620	2,038	(49,860)	(30,202)
Capital expenditures	40,089	1,623	6,876	48,588
As of March 31, 2015
Total assets	$2,088,886	$1,028,827	$324,014	$3,441,727
Goodwill	339,465	310,913	13,488	663,866
Three months ended March 31, 2014
Revenue from external customers	$312,259	$—	$4,278	$316,537
Inter-segment revenues	6	—	(6)	—
Adjusted EBITDA	64,003	—	(21,187)	42,816
Depreciation and amortization	21,123	—	747	21,870
Operating income (loss)	42,842	—	(21,934)	20,908
Capital expenditures	59,895	—	3,631	63,526
As of March 31, 2014
Total assets	$1,064,539	$—	$156,462	$1,221,001
Goodwill	191,794	—	13,802	205,596

Management evaluates segment performance and allocates resources based on total earnings before net interest expense, income taxes, depreciation and amortization, net gain or loss on disposal of assets, transaction costs, and non-routine items (“Adjusted EBITDA”), because Adjusted EBITDA is considered an important measure of each segment’s performance. In addition, management believes that the disclosure of Adjusted EBITDA as a measure of each segment’s operating performance allows investors to make a direct comparison to competitors, without regard to differences in capital and financing structure. Investors should be aware, however, that there are limitations inherent in using Adjusted EBITDA as a measure of overall profitability because it excludes significant expense items. An improving trend in Adjusted EBITDA may not be indicative of an improvement in the Company’s profitability. To compensate for the limitations in utilizing Adjusted EBITDA as an operating measure, management also uses U.S. GAAP measures of performance, including operating income and net income, to evaluate performance, but only with respect to the Company as a whole and not on a segment basis.

As required under Item 10(e) of Regulation S-K of the Securities Exchange Act of 1934, as amended, included below is a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income, which is the nearest comparable U.S. GAAP financial measure (in thousands) on a consolidated basis for the three months ended March 31, 2015 and 2014, and on a reportable segment basis for the three months ended March 31, 2015.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Adjusted EBITDA	$31,781	$42,816
Interest expense, net	(5,188)	(1,749)
Other income (expense), net	(166)	166
Income tax benefit (expense)	4,893	(7,737)
Depreciation and amortization	(37,438)	(21,870)
(Gain) loss on disposal of assets	731	(38)
Transaction costs	(25,276)	—

Net income (loss)	$(30,663)	$11,588

	Three Months Ended March 31, 2015
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$49,779	$4,275	$(22,273)	$31,781
Interest expense, net	(10)	—	(5,178)	(5,188)
Other income (expense), net	179	(18)	(327)	(166)
Income tax benefit (expense)	—	—	4,893	4,893
Depreciation and amortization	(32,939)	(2,236)	(2,263)	(37,438)
(Gain) loss on disposal of assets	780	—	(49)	731
Transaction costs	—	—	(25,276)	(25,276)

Net income (loss)	$17,789	$2,021	$(50,473)	$(30,663)

Note 7 - Mergers and Acquisitions

Merger between Legacy C&J and the C&P Business of Nabors

On March 24, 2015, Legacy C&J and Nabors completed the combination of Legacy C&J with the C&P Business. The resulting combined company, which has been renamed C&J Energy Services Ltd., is now one of the largest completion and production services providers in North America led by the former management team of Legacy C&J. At the closing of the combination, Nabors received total consideration of $1.4 billion in the form of $688.1 million in cash, $5.5 million in cash to reimburse Nabors for operating assets acquired prior to March 24, 2015, and $714.8 million in C&J common stock. The C&J common stock value was based upon Legacy C&J’s closing stock price on March 23, 2015 and consisted of approximately 62.5 million C&J common shares issued to Nabors and approximately 0.4 million designated C&J common shares attributable to replacement restricted stock and stock option awards issued to certain employees of the C&P Business for the pre-transaction employee service period. Upon the closing of the combination, Nabors owns approximately 53% of the outstanding and issued common stock of C&J, with the remainder held by former Legacy C&J shareholders.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Merger is being accounted for using the acquisition method of accounting for business combinations. In applying the acquisition method of accounting, Legacy C&J and Nabors were required to determine both the accounting acquirer and the accounting acquiree with the accounting acquirer deemed to be the party possessing the controlling financial interest. Irrespective of Nabors 53% common stock ownership in C&J, Legacy C&J and Nabors determined that Legacy C&J possessed the controlling financial interest, based on, among other factors, the presence of a majority of Legacy C&J directors on the C&J board of directors and through the composition of the C&J senior management consisting almost entirely of the executive officers of Legacy C&J. Legacy C&J and Nabors therefore concluded the business combination should be treated as a reverse acquisition with Legacy C&J as the accounting acquirer.

C&J financed the cash portion of the Merger under its new Credit Facility which provides for senior secured credit debt in an aggregate principal amount of $1.66 billion. See Note 2 – Long-Term Debt and Capital Lease Obligations for further discussion on the Company’s Credit Facility.

The preliminary purchase price has been allocated to the net assets acquired based upon their estimated fair values, as shown below (in thousands). The estimated fair values of certain assets and liabilities, including accounts receivable, inventory, property plant and equipment, other intangible assets, taxes (including uncertain tax positions), and contingencies require significant judgments and estimates. As a result, the provisional measurements below are preliminary and subject to change during the measurement period and such changes could be material. Valuations are not complete primarily due to the timing of the Merger. C&J continues to assess the fair values of the assets acquired and liabilities assumed.

The preliminary purchase price was allocated to the net assets acquired based upon their estimated fair values, as follows (in thousands):

Accounts Receivable	$262,973
Inventory	35,491
Other current assets	8,857
Property, plant and equipment	1,024,622
Goodwill	444,162
Other intangible assets	28,300
Other assets	11,171

Total assets acquired	1,815,576

Accounts Payable	(195,913)
Other current liabilities	(23,813)
Deferred income taxes	(187,515)

Total liabilites assumed	(407,241)

Net assets acquired	$1,408,335

The preliminary fair value and gross contractual amount of accounts receivable acquired on March 24, 2015 was $263.0 million and $296.2 million, respectively. Based on the age of certain accounts receivable, a portion of the gross contractual amount is currently estimated to be uncollectible.

Property, plant and equipment assets acquired consist of the following preliminary fair values (in thousands) and preliminary ranges of estimated useful lives. As with fair value estimates, the determination of estimated useful lives requires judgments and assumptions that are preliminary and subject to change during the measurement period.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Estimated Useful Lives
Land	Indefinite	$30,415
Building and leasehold improvements	2-25	99,635
Office furniture, fixtures and equipment	2-5	3,188
Machinery & Equipment	2-10	499,766
Transportation equipment	2-5	348,678
Construction in progress		42,940

Property, plant and equipment		$1,024,622

Other intangibles have a total value of $28.3 million with a weighted average amortization period of approximately 8.7 years. These intangible assets consist of developed technology of $20.2 million, which are amortizable over 5 – 15 years, trade name of $7.1 million, amortizable over ten years, and non-compete agreements of $1.0 million, amortizable over five years. The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill was allocated between C&J’s Completion Services and Well Support Services reporting units on the basis of historical levels of EBITDA with $133.2 million allocated to Completion Services and $310.9 million allocated to Well Support Services. The goodwill recognized as a result of the Merger is primarily attributable to the increased economies of scale, capabilities, resources and geographic footprint of the combined company as well as the cost savings opportunities as C&J capitalizes on synergies from the new combined company. The tax deductible portion of goodwill and other intangibles is $60.8 million and $22.3 million, respectively.

The Company has treated the Merger as a non-taxable transaction. Such treatment results in the acquired assets and liabilities having carryover basis for tax purposes. A deferred tax liability in the amount of $187.5 million was recorded to account for the differences between the preliminary purchase price allocation and carryover tax basis.

Transaction costs associated with the Merger were expensed as incurred and totaled $25.3 million for the three months ended March 31, 2015 and are included in Selling, general and administrative expenses.

The results of operations for the C&P Business have been included in C&J’s consolidated financial statements from the March 24, 2015 acquisition date through March 31, 2015 and include revenue of $31.5 million and net loss of $0.2 million.

The following unaudited pro forma results of operations have been prepared as though the Merger was completed on January 1, 2014. Pro forma amounts are based on the preliminary purchase price allocation of the acquisition and are not necessarily indicative of results that may be reported in the future (in thousands, except per share data):

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues	$767,273	$819,869
Net loss	(52,048)	(1,900)

Net loss per common share:
Basic	$(0.44)	$(0.02)
Diluted	(0.44)	(0.02)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•	our future revenue, income and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services, including through term contacts and/or pricing agreements;

•	our operating cash flows and availability of capital;

•	our ability to execute our long-term growth strategy, including expansion into new geographic regions and business lines;

•	our plan to continue to focus on international growth opportunities, and our ability to successfully execute and capitalize on such opportunities;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•	the timing and success of future acquisitions and other strategic initiatives and special projects;

•	future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures; and

•	our ability to successfully integrate our company with the recently acquired completion and production services business of Nabors Industries, Ltd.

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks associated with the following:

•	the cyclical nature and volatility of the oil and gas industry, which impacts the level of exploration, production and development activity and spending patterns by the oil and natural gas exploration and production industry;

•	a decline in, or substantial volatility of, crude oil and natural gas commodity prices, which generally leads to decreased spending by our customers and negatively impacts drilling and production activity and therefore impacts demand and pricing for our services and negatively impacts our results of operations, including potential impairment charges;

•	a decline in demand for our services, including due to overcapacity and other competitive factors affecting our industry;

•	pressure on pricing for our core services, including due to competition and industry and/or economic conditions, which may, impact among other things, our ability to implement price increases or maintain pricing on our core services;

•	changes in customer requirements in markets or industries we serve;

•	costs, delays, regulatory compliance requirements and other difficulties in executing our long-term growth strategy, including those related to expansion into new geographic regions and new business lines;

•	the effects of future acquisitions on our business, including our ability to successfully integrate our operations and the costs incurred in doing so;

•	business growth outpacing the capabilities of our infrastructure;

•	adverse weather conditions in oil or gas producing regions;

•	the effect of environmental and other governmental regulations on our operations, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our hydraulic fracturing services;

•	the incurrence of significant costs and liabilities resulting from litigation;

•	the incurrence of significant costs and liabilities resulting from our failure to comply, or our compliance with, new or existing environmental regulations or an accidental release of hazardous substances into the environment;

•	expanding our operations overseas;

•	the loss of, or inability to attract new, key management personnel;

•	the loss of, or interruption or delay in operations by, one or more significant customers;

•	the failure to pay amounts when due, or at all, by one or more significant customers;

•	a shortage of qualified workers;

•	the loss of, or interruption or delay in operations by, one or more of our key suppliers;

•	operating hazards inherent in our industry, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage;

•	accidental damage to or malfunction of equipment;

•	an increase in interest rates; and

•	the potential inability to comply with the financial and other covenants in our debt agreements as a result of reduced revenue and financial performance or our inability to raise sufficient funds through assets sales or equity issuances should we need to raise funds through such methods;

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as in Part I. Item A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report, as well as in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report, together with the audited consolidated financial statements and notes thereto and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” in Part I of this Quarterly Report.

Overview

Effective as of March 24, 2015, we completed the combination of C&J Energy Services, Inc. (“Legacy C&J”) with the completion and production services business (the “C&P Business”) of Nabors Industries Ltd. (“Nabors”) pursuant to that certain Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of June 25, 2014, by and among Legacy C&J, Nabors, Nabors Red Lion Limited (subsequently renamed C&J Energy Services Ltd., “New C&J”), Nabors CJ Merger Co. and CJ Holding Co. Under the terms of the Merger Agreement, Nabors separated the C&P Business from the rest of its operations and consolidated this business under New C&J. A Delaware subsidiary of New C&J then merged with and into Legacy C&J, with Legacy C&J continuing as the surviving corporation and a direct wholly owned subsidiary of New C&J (such transactions referred to herein collectively as the “Merger”).

Effective upon closing of the Merger (the “Effective Time”), shares of common stock of Legacy C&J were converted into common shares of New C&J on a 1-for-1 basis, New C&J was renamed “C&J Energy Services Ltd.” and its common shares began trading on the New York Stock Exchange under the ticker “CJES.” Pursuant to Rule 12g-3(a) under the Exchange Act, New C&J is the successor issuer to Legacy C&J following the closing of the Merger and is deemed to succeed to Legacy C&J’s reporting history under the Exchange Act.

Our results for the first quarter of 2015 include results from the C&P Business for the eight-day period from the Effective Time through March 31, 2015. Results for periods prior to the first quarter of 2015 reflect the financial and operating results of Legacy C&J, and do not include the financial and operating results of the C&P Business. Accordingly, comparisons between our consolidated first quarter of 2015 results and prior periods may not be meaningful. Unless the context indicates otherwise, as used herein, the terms “we”, “us”, “our”, “the Company”, “C&J”, or like terms refer to Legacy C&J and its subsidiaries when referring to time periods prior to the Effective Time and refer to New C&J and its subsidiaries (which include Legacy C&J and its subsidiaries) when referring to time periods subsequent to the Effective Time.

As a result of the Merger, we are one of the largest, integrated providers of completion and production services in North America. We are led primarily by the individuals who served as Legacy C&J’s executive officers prior to the completion of the Merger. After giving effect to the Merger, Nabors owned approximately 53% of our outstanding common shares, with Legacy C&J shareholders owning the remaining 47% of our outstanding common shares.

We provide a full range of well services involved in the completion, life-of-well maintenance and plugging and abandonment of a well to oil and natural gas drilling and production companies primarily in North America. Our services include hydraulic fracturing, coiled-tubing, cased-hole wireline, cementing, workover, well-servicing, and other ancillary well site services. Additionally, we provide fluid management services, including those related to the transportation, storage and disposal of various fluids utilized in connection with drilling, completions, workover and maintenance activities. We operate in most of the major oil and natural gas producing regions of the continental United States and Western Canada. We also have an office in Dubai and we are working to establish an operational presence in key countries in the Middle East.

Our operating and financial performance reflects the impact of our growth strategy and our investment in strategic initiatives designed to strengthen, expand and diversify our company through service line diversification, vertical integration and technological advancement. In implementing our acquisition strategy, we acquired an equipment manufacturing business in 2011 and a data acquisition and control systems business in 2013. We utilize the equipment and products manufactured by these vertically integrated businesses in our day-to-day operations, and we also sell them to third-party customers in the energy services industry. During 2013, we also began organically developing a specialty chemicals supply business for completion and production services. We source many of the chemicals and fluids used in our hydraulic fracturing operations through this business, which provides cost savings to us and also gives us direct control over the design, development and supply of these products. Additionally, we have taken a multi-faceted, integrated approach to developing our directional drilling capabilities. In April 2013, we acquired a provider of directional drilling technology and related downhole tools. Building on that technology, during the first half of 2014 we began manufacturing premium drilling motors in-house and leasing them to third-party customers and during the second quarter of 2014, we introduced our new directional drilling services line to customers as a new service offering.

Operating Segments

Following the closing of the Merger, we operate in three reportable business segments, which align with the operation and management of our new combined company today:

1. Completion Services, which includes the hydraulic fracturing, coiled tubing, cased-hole wireline and pumpdown services, as well as other well stimulation services, including nitrogen, pressure pumping and thru-tubing services, of both Legacy C&J and the C&P Business.

2. Well Support Services, which includes services acquired with the C&P Business, specifically the well servicing line, including maintenance, workover and plug and abandonment services, as well as fluid management and rental tool services.

3. Other Services, which include smaller service lines from both Legacy C&J and the C&P Business, such as cementing, directional drilling, equipment manufacturing and specialty chemicals supply, as well as our Research & Technology division. Corporate overhead and intersegment eliminations are also included in this Other Services segment.

Each of our segments are described in more detail below. For additional financial information about our reportable segments, see Note 6 – Segment Information in Part I. Item 1 “Financial Statements and Supplementary Data” in this Quarterly Report.

Completion Services

Our Completion Services segment consists of hydraulic fracturing, coiled tubing, cased-hole wireline and pumpdown services, as well as other well stimulation services, including nitrogen, pressure pumping and thru-tubing services. The majority of revenue for this segment is generated by our hydraulic fracturing services.

Historically, we have reviewed and disclosed asset utilization rates for each of the services lines now within our Completion Service segment. However, given the variance in revenue and profitability from job to job, depending on the type of service to be performed and the equipment, personnel and consumables required for the job, as well as competitive factors and market conditions in the region in which the services are performed, our management team has focused on other performance metrics in evaluating the operating and financial performance of our Completion Services segment. Management now evaluates our Completion Services segment operations’ performance and allocates resources primarily based on Adjusted EBITDA because it provides important information to us about the activity and profitability of our lines of business within this segment. Adjusted EBITDA is a non-GAAP financial measure computed as total earnings before net interest expense, income taxes, depreciation and amortization, other income (expense), net, net gain or loss on disposal of assets, transaction costs, and non-routine items.

First quarter 2015 revenue from our Completion Services segment was $371.0 million, representing approximately 93% of our total revenue. Legacy C&J’s core service lines that are now included in our Completion Services segment contributed revenue of $357.4 million, compared with $472.9 million in the fourth quarter of 2014 and $312.3 million in the first quarter of 2014, which represents a 24% sequential decrease and a 14% year-over-year increase. The C&P Business contributed $13.6 million of revenue from March 24, 2015 through March 31, 2015.

First quarter 2015 Adjusted EBITDA from this segment was $49.8 million, with Adjusted EBITDA of $50.1 million attributable to Legacy C&J, compared with $105.6 million of Adjusted EBITDA in the fourth quarter of 2014 and $64.0 million in the first quarter of 2014 Adjusted EBITDA, which represents a 53% sequential decrease and a 22% year-over-year decrease.

The decline in revenue quarter over quarter was caused by lower utilization and pricing levels across Legacy C&J’s operations due to the competitive market environment resulting from the steep decline in U.S. onshore oilfield services activity driven by the rapid decline in commodity prices since the fourth quarter of 2014. The C&P Business was also impacted by reduced demand and significant pricing pressure, as well as seasonal weather issues. The sequential decline in Adjusted EBITDA was due to both declining revenue and margin contraction during the quarter.

Well Support Services

Our Well Support Services segment, which was acquired as part of the C&P Business, consists of well services, including maintenance, workover and plug and abandonment services, as well as fluid management, rental tool, and salt water disposal services. The majority of revenue for this segment is generated by well services and fluid management services.

Maintenance services provided with our rig fleet are generally required throughout the life cycle of an oil or natural gas well. Examples of these maintenance services include routine mechanical repairs to the pumps, tubing and other equipment, removing debris and formation material from wellbores, and pulling rods and other downhole equipment from wellbores to identify and resolve production problems. Maintenance services are generally less complicated than completion and workover related services and require less time to perform. The workover services that we provide are designed to enhance the production of existing wells and generally are more complex and time consuming than normal maintenance services. Workover services can include deepening or extending wellbores into new formations by drilling horizontal or lateral wellbores, sealing off depleted production zones and accessing previously bypassed production zones, converting former production wells into injection wells for enhanced recovery operations and conducting major subsurface repairs due to equipment failures. Workover services may last from a few days to several weeks, depending on the complexity of the workover. Our rig fleet is also used in the process of permanently shutting-in oil or natural gas wells that are at the end of their productive lives. These plugging and abandonment services generally require auxiliary equipment in addition to a well servicing rig. The demand for plugging and abandonment services is not significantly impacted by the demand for oil and natural gas because well operators are required by state regulations to plug wells that are no longer productive.

With respect to our fluid management operations, we provide transportation and well-site storage services for various fluids utilized in connection with drilling, completions, workover and maintenance activities. We also provide disposal services for fluids produced subsequent to well completion. These fluids are removed from the well site and transported for disposal in saltwater disposal wells owned by us or a third party. Demand and pricing for these services generally correspond to demand for our well service rigs.

At this time we are still reviewing and evaluating our recently acquired Well Support Services operations, and we have not yet identified the most important performance measures for the lines of business within this segment. We are currently focused on Adjusted EBITDA as a key indicator of this segment’s financial condition and operating performance.

First quarter 2015 revenue from our Well Support Services segment was $16.1 million, representing approximately 4% of our total revenue. First quarter 2015 Adjusted EBITDA from this segment was $4.3 million. These results are solely attributable to the C&P Business from March 24, 2015 through March 31, 2015. Results from our Well Support Services Segment were also negatively impacted by substantially lower utilization and rates across all services lines and operating markets, as well as severe weather disruptions that further cut utilization in certain key operating areas. As customers reduced their service needs and budgets as a result of the sustained weakness in commodity prices, pricing concessions were given to support utilization and retain market share.

Other Services

Our Other Services segment includes smaller service lines from both Legacy C&J and the C&P Business, such as cementing, directional drilling, equipment manufacturing and specialty chemicals supply, as well as our Research & Technology division. Corporate overhead and intersegment eliminations are also included in this Other Services segment.

Our Other Services segment contributed $14.1 million of revenue for the first quarter of 2015, representing approximately 3% of our total revenue, which includes a $1.8 million contribution from the C&P Business from March 24, 2015 through March 31, 2015. First quarter Adjusted EBITDA from this segment was ($22.3 million). The Legacy C&J services that are included in the Other Services segment contributed $12.3 million of revenue for the first quarter of 2015, compared with $10.6 million in the fourth quarter of 2014 and $4.3 million in the first quarter of 2014, which represents a 16% sequential increase and a 188% year-over-year increase.

Operating Overview

Our results of operations are driven primarily by deviations in four interrelated, fluctuating variables: (1) the drilling, completion and production activities of our customers, which directly affects the demand for our services; (2) the prices we are able to charge for our services; (3) the cost of products and labor involved in providing our services, and our ability to pass those costs on to our customers; and (4) our activity, or “utilization” levels and service performance.

Our operating strategy is focused on maintaining high asset utilization levels to maximize revenue generation while controlling cost. However, asset utilization is not necessarily indicative of our financial and/or operational performance and should not be given undue reliance. Given the volatile and cyclical nature of activity drivers in the U.S. onshore oilfield services industry, coupled with the varying prices we are able to charge for our services and cost of providing those services, among other factors, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle.

The Baker Hughes U.S. rig count data, which is publicly available on a weekly basis, is widely accepted and used as an indicator of overall Exploration and Production (“E&P”) company capital spending and resulting oilfield activity levels. Historically, our utilization levels have been highly correlated to U.S. onshore spending by our E&P company customers as a group. Generally, as capital spending by E&P companies increase, demand for our services also rises, resulting in increased completion and well support services and therefore more days or hours worked (as the case may be). Conversely, when activity levels decline due to lower spending by E&P companies, we generally provide fewer services, which results in days or hours worked (as the case may be). Additionally, during periods of decreased spending by oil and gas companies, we may be required to discount our rates to remain competitive and support utilization, which negatively impacts revenue and operating margins. During periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further adversely affect our results. For additional information about factors impacting our business and results of operations, please see “Industry Trends and Outlook” in this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management evaluates the performance of our operating segments primarily based on Adjusted EBITDA because it provides important information to us about the activity and profitability of our lines of business within this segment and aids us in analytical comparisons for purposes of, among other things, efficiently allocating our assets. Our management team also monitors asset utilization, among other factors, for purposes of assessing our overall activity levels and customer demand. For our Completion Services operations, we measure our asset utilization levels primarily by the total number of days that our asset base works on a monthly basis, based on the available working days per month, which excludes scheduled maintenance days. We generally consider an asset to be working such days that it is at or in transit to a job location, regardless of the number of hours worked or whether it generated any revenue during such time. At this time we are still reviewing and evaluating our recently acquired Well Support Services operations, and we have not yet identified the most important performance measures for the lines of business within this segment. However, we are currently measuring activity levels for our Well Support Services operations primarily by the number of hours our assets work on a monthly basis, based on the available working days per month. Given the variance in revenue and profitability from job to job, depending on the type of service to be performed and the equipment, personnel and consumables required for the job, as well as competitive factors and market conditions in the region in which the services are performed, asset utilization cannot be relied on as indicative of our financial or operating performance. For additional information, see “Operating Segments” in this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Industry Trends and Outlook

We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on available growth opportunities, we may not be able to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read the factors described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in Part I. Financial Information and “Risk Factors” in Part II, Item 1A of this Quarterly Report for additional information about the known material risks that we face.

General Industry Trends

The oil and gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and natural gas, current and expected future prices for oil and natural gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling, completion and workover budget. The oil and gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and elsewhere), levels of consumer demand, the availability of pipeline capacity, weather conditions, and other factors that are beyond our control. The volatility of the oil and gas industry, and the consequent negative impact on the level of exploration, development and production activity and capital expenditures by our customers, has adversely affected, and in the future may adversely affect, the demand for our services. This, in turn, negatively impacts our ability to maintain utilization of assets and negotiate pricing at levels generating sufficient margins, especially in our hydraulic fracturing business.

Demand for our services tends to be extremely volatile and cyclical, as it is a direct function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States. Our customers’ willingness to undertake such activities and expenditures depends largely upon prevailing industry conditions that are influenced by numerous factors which are beyond our control, including, among other things, current and expected future levels of oil and natural gas prices and the perceived stability and sustainability of those prices, which, in turn, is driven primarily by the supply of, and demand for, oil and natural gas. Oil and natural gas prices, and therefore the level of drilling, completion and workover activity by our customers, historically have been extremely volatile and are expected to continue to be highly volatile. For example, within the past year, oil prices have been as high as $108 per barrel and as low as $43 per barrel, declining significantly over the last six months to their lowest levels since 2009. Natural gas prices declined in 2009 and have remained depressed relative to historical levels.

Declines or sustained weakness in oil and natural gas prices influences our customers to curtail their operations, reduce their capital expenditures, and request pricing concessions to reduce their operating costs. The demand for drilling, completion and workover services is driven by available investment capital for such activities and in a lower oil and natural gas price environment, demand for service and maintenance generally decreases as oil and natural gas producers decrease their activity and expenditures. Because the type of services that we offer can be easily “started” and “stopped,” and oil and natural gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we typically experience a more rapid decline in demand for our services compared with demand for other types of energy services. A prolonged low level of customer activity will adversely affect the demand for our services and our financial condition and results of operations.

Competition and Demand for Our Services

We operate in highly competitive areas of the energy services industry with significant potential for excess capacity. Completion and well servicing equipment can be moved from one region to another in response to changes in levels of activity and market conditions, which may result in an oversupply of equipment in an area. Utilization and pricing for our services have in the past been negatively affected by increases in supply relative to demand in our operating areas. Additionally, our operations are concentrated in geographic markets that are highly competitive. Our revenues and earnings are directly affected by changes in utilization and pricing levels for our services, which fluctuate in response to changes in the level of drilling, completion and workover activity by our customers. Pressure on pricing for our core services, including due to competition and industry and/or economic conditions, may impact, among other things, our ability to maintain utilization and pricing for our services or implement price increases. During periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further adversely affect our results. Furthermore, even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset any rising costs. Also, we may not be able to successfully increase prices without adversely affecting our utilization levels. The inability to maintain our utilization and pricing levels, or to increase our prices as costs increase, could have a material adverse effect on our business, financial position and results of operations.

Our competitors include many large and small energy service companies, including some of the largest integrated energy services companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can, including by reducing prices for services. Our major competitors for our Completion Services include Halliburton, Schlumberger, Baker Hughes, CalFrac Well Services, Trican, Weatherford International, RPC, Inc., Pumpco, an affiliate of Superior Energy Services, Frac Tech, Basic Energy Services and Archer, as well as a significant number of regional businesses. Our major competitors for our Well Support Services include Halliburton, Schlumberger, Baker Hughes, Key Energy Services, Basic Energy Services, Superior Energy Services, Precision, Forbes, Pioneer, as well as a significant number of regional businesses.

We believe that the principal competitive factors in the markets that we serve are technical expertise, equipment capacity, work force capability, safety record, reputation and experience. Although we believe our customers consider all of these factors, price is often the primary factor in determining which service provider is awarded work. Additionally, projects are often awarded on a bid basis, which tends to further increase competition based primarily on price. While we must be competitive in our pricing, we believe many of our customers elect to work with us based on the safety, performance and quality of our crews, equipment and services. We seek to differentiate ourselves from our major competitors by our operating philosophy, which is focused on delivering the highest quality customer service and equipment, coupled with superior execution and operating efficiency. As part of this strategy, we target high volume, high efficiency customers with service intensive, 24-hour work, which is where we believe we can differentiate our services from our competitors.

Current Market Conditions and Outlook

As we entered 2015, we experienced a slowdown in activity across our customer base as operators reacted to the rapid decline in commodity prices that began during the fourth quarter of 2014. This resulted in increased competition and pricing pressure to varying degrees across our service lines and operating areas and adversely affected the financial performance of our operating segments. Through January and February we maintained utilization by working closely with our customers to reduce pricing. In March, completion activity levels dropped, accompanied by further pricing declines and we made additional concessions to support utilization and protect market share. Our ability to obtain cost reductions from our suppliers lagged behind the drop in pricing for our services, which led to compressed margins. Moving into the second quarter, customer activity sharply deteriorated with associated declines in pricing and both utilization and pricing levels have remained depressed across our Completion Services segment. Our Well Support Services segment is also experiencing low utilization levels and rates, although not to the same extent as our Completion Services segment. Although it is still too early to predict, based on our current May calendar, completion activity levels and pricing appear to have reached a bottom, and we also see signs of stabilization in our Well Support Services segment. The ultimate impact of the current industry downturn on our company will depend upon various factors, many of which remain beyond our control.

Although the severity and duration of this downturn remains uncertain, absent a significant recovery in commodity prices, we expect that activity and pricing levels will remain depressed, which will negatively impact our financial and operating results. We are actively monitoring the market and managing our business in line with the challenging conditions. Our top priorities remain to drive revenue by maximizing utilization, improve margins through cost controls, protect market share and fully integrate our new company so that we are strategically positioned to capitalize on future market improvement. As our customers reduce their service needs and budgets, we will continue to work with them to secure utilization across all of our service lines, while also seeking ways to deliver greater efficiencies and reduce our operating costs. We are also maintaining an intense focus on lowering our input and labor costs and we have implemented reductions in work force, capital expenditures and SG&A, among other measures to drive costs savings and control expenses. Even as we stack idle equipment, reduce headcount and consolidate facilities to align our business with demand for our services, we will keep a strategic presence in each of our operating areas to protect market share, and we are maintaining our strategy of concentrating assets in markets where activity is strongest. However, we will opt to stack equipment where it does not make economic or strategic sense to continue to operate. We will also continue to invest in key strategic initiatives through our Research & Technology division designed to reduce costs, optimize synergies and improve our operational capabilities. We believe that the strategic investments in vertical integration that we have made, and our efforts to lower our cost base and improve our operational capabilities and efficiencies, provide a competitive advantage in the current market and will lead to improved profitability over the long term. Although we believe we are prepared for the challenges that lie ahead, the weak activity and pricing environment characterizing this downturn will negatively impact our financial and operating results over the near term. Further, even with the aggressive actions we have taken, and are taking, to scale back our operations and align our cost structure with activity levels, our second quarter results will be adversely impacted.

Results of Operations

The following is a comparison of our results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our results for the first quarter of 2015 include results from the C&P Business for the eight-day period from the Effective Time (March 24, 2015) through March 31, 2015. Results for periods prior to the first quarter of 2015 (specifically including the first quarter of 2014) reflect the financial and operating results of Legacy C&J, and do not include the financial and operating results of the C&P Business. In addition to the Merger, we have significantly grown our company over the last year as we executed our long term growth strategy and demonstrated our commitment to diversify and expand our business. As a result of our efforts, as well as market fluctuations, our results for the first quarter of 2015 are not directly comparable to prior periods, specifically including the first quarter of 2014.

Please note that following the closing of the Merger, we operate in three reportable business segments, which align with the operation and management of our new combined company today: (1) Completion Services segment, (2) Well Support Services segment and (3) Other Services segment. Accordingly, this reporting structure was only in effect for eight days during the first quarter of 2015. Such time is insignificant compared to the 82 days during the first quarter that we operated as Legacy C&J under our pre-Merger segment structure (Stimulation and Well Intervention Services, Wireline Services, and Equipment Manufacturing segments). Accordingly, for purposes of this Quarterly Report, we have elected to disclose our results of operations using the Pre-Merger segment structure as it accounts for 94% of the period’s results. For additional information about our current reportable business segments, please see “Operating Segments” in this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table summarizes the change in our results of operations for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change
Revenue	$401,216	$316,537	$84,679
Costs and expenses:
Direct costs	326,146	234,546	91,600
Selling, general and administrative expenses	64,475	36,411	28,064
Research and development	4,090	2,764	1,326
Depreciation and amortization	37,438	21,870	15,568
(Gain) loss on disposal of assets	(731)	38	(769)

Operating income (loss)	(30,202)	20,908	(51,110)
Other income (expense):
Interest expense, net	(5,188)	(1,749)	(3,439)
Other income (expense), net	(166)	166	(332)

Total other income (expense)	(5,354)	(1,583)	(3,771)

Income (loss) before income taxes	(35,556)	19,325	(54,881)
Provision for income tax (benefit)	(4,893)	7,737	(12,630)

Net income (loss)	$(30,663)	$11,588	$(42,251)

Revenue

Revenue increased $84.7 million, or 26.8%, to $401.2 million for the three months ended March 31, 2015, as compared to $316.5 million for the same period in 2014. Revenue increased compared to the first quarter of 2014 primarily due to a $42.2 million increase from our hydraulic fracturing services due to the deployment of additional hydraulic horsepower capacity in the second half of 2014. In addition, the C&P Business contributed $31.5 million of revenue for the first quarter.

Direct Costs

Direct costs increased $91.6 million, or 39.1%, to $326.1 million for the three months ended March 31, 2015, compared to $234.5 million for the same period in 2014 primarily due to increases in our hydraulic fracturing services, coil tubing services, equipment manufacturing services, and wireline services of $46.3 million, $6.8 million, $6.4 million and $5.4 million, respectively. In addition, the C&P Business contributed $25.1 million of direct costs. As a percentage of revenue, direct costs increased 81.3% for the three months ended March 31, 2015, up from 74.1% for the three months ended March 31, 2014, primarily due to increased competition and significant pricing pressures resulting from the rapid decline in commodity prices. Our ability to obtain cost reductions from our suppliers for materials used in our operations lagged behind the drop in pricing for our services, which further contributed to our compressed margins.

Selling General and Administrative Expenses (“SGA”) and Research and Development (“R&D”)

SG&A increased $28.1 million, or 77.1%, to $64.5 million for the three months ended March 31, 2015, as compared to $36.4 million for the same period in 2014. We also incurred $4.1 million in R&D for the three months ended March 31, 2015, as compared to $2.8 million for the same period in 2014.

Excluding $25.3 million in transaction costs and $2.0 million from the C&P Business associated with the Merger, the remaining small increase in SG&A and R&D for the three months ended March 31, 2015 was primarily driven by Legacy C&J’s increased headcount over this twelve-month time period consistent with the Company’s growth.

Depreciation and Amortization

Depreciation and amortization expenses increased $15.6 million, or 71.2%, to $37.4 million for the three months ended March 31, 2015, as compared to $21.9 million for the same period in 2014. The increase to depreciation and amortization was primarily related to deployment of new service equipment within our hydraulic fracturing, wireline services and coiled tubing businesses causing increases of $3.9 million, $3.7 million, and $1.8 million, respectively. In addition, the C&P Business contributed $4.1 million of depreciation and amortization.

Interest Expense

Interest expense was $5.2 million for the three months ended March 31, 2015, which increased from the corresponding period in 2014 due to increased average debt balances.

Income Taxes

We recorded a tax benefit of $4.9 million for the three months ended March 31, 2015, at an effective rate of 13.8%, compared to a tax provision of $7.7 million for the three months ended March 31, 2014, at an effective rate of 40.0%. The decrease was primarily due to a pre-tax loss in the current period which resulted in a tax benefit, as compared to pre-tax income in the prior year. The tax benefit was partially offset by recognition of non-deductible transaction related costs.

Liquidity and Capital Resources

Current Financial Condition and Liquidity

As of March 31, 2015, we had a cash balance of approximately $39.8 million, $90.0 million in borrowings outstanding under our revolving credit facility and $1.06 billion outstanding under a term loan B comprised of a $575.0 million term loan B-1 and a $485.0 million term loan B-2. We also had $34.1 million in long-term capital lease obligations. The long-term debt balance is net of $58.4 million of original issue discount on the term loan B. As of March 31, 2015, the revolving credit facility had $502.8 million available for borrowing and we were in compliance with the covenants under our Credit Agreement (as defined and discussed below).

On March 24, 2015, in connection with the closing of the Merger, we entered into a new credit agreement (the “Credit Agreement”), which provides for senior secured credit facilities in an aggregate principal amount of $1.66 billion, consisting of (i) a revolving credit facility in an aggregate principal amount of $600.0 million and (ii) a term loan B facility in an aggregate principal amount of $1.06 billion. We simultaneously terminated Legacy C&J’s prior credit agreement, dated as of April 19, 2011, as amended, among Legacy, Bank of America, N.A., as Administrative Agent, and the lenders from time to time party thereto, by replacing it with the new Credit Agreement. We incurred no penalties in connection with such repayment and termination.

We financed the cash portion of the Merger and repaid our previously outstanding revolver debt with $90 million drawn under the new Credit Agreement’s revolving credit facility, a $575 million term loan B-1 that matures 5 years after closing and a $485 million term loan B-2 that matures 7 years after closing. We calculate that the all-in yield for the new term loans should not exceed 8.25% yield to maturity and the interest rate on the borrowings outstanding under the revolving credit facility to be approximately 3%, not including other fees and expenses associated with the revolver. We believe that the all-loan financing structure and debt structure under our Credit Agreement provides the needed financial flexibility to manage through this challenging time for our industry. Please see “ Liquidity and Capital Resources – Description of Our Credit Agreement” in this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 – Long-Term Debt and Capital Lease Obligations in Part I, Item 1. “Financial Information” for additional information about the Credit Agreement.

We generated $47.7 million of cash from operations during the first quarter of 2015. Please see “Liquidity and Capital Resources – Cash Flows” in this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about net cash provided by or used in our operating, investing and financing activities.

Capital expenditures totaled $48.6 million during the first quarter of 2015, with $2.1 million attributable to the C&P Business from March 24, 2015 through March 31, 2015. On a pro forma basis, assuming the Merger had closed on December 31, 2014, capital expenditures for the first quarter of 2015 were $92.0 million. The majority of our capital expenditures during the first quarter consisted of construction costs for previously ordered equipment, as well as capital expenditures related to our existing equipment to extend their useful life. Given the challenging industry conditions, we have scaled back our 2015 capital expenditure plan. As a result, our remaining 2015 capital expenditures are expected to range from $90 million to $110 million totaling $139 to $159 million for the year, or $181 to $201 million on a pro forma combined company basis. For comparison purposes, on a pro forma basis, assuming the Merger had closed on December 31, 2013, capital expenditures for 2014 on a combined company basis were $460.5 million.

Our current focus is on reducing our indebtedness and preserving liquidity by cutting operating expenses, reducing capital expenditures and maximizing collection of receivables. We anticipate that this significant decrease in capital expenditures, coupled with improved working capital management by reducing our days sales outstanding and inventory levels, should allow us to reduce borrowings under our revolving credit facility throughout 2015.

Based on our existing operating performance, we currently believe that our cash flows from operations and existing capital, coupled with borrowings available under our credit facility, will be sufficient to meet our operational and capital expenditure requirements over the next twelve months. Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices and declines in capital and debt markets.

Sources of Liquidity and Capital Resources

Our primary sources of liquidity include cash flows from operations and borrowings under our revolving credit facility. Our primary uses of capital are for the growth of our Company, including the purchase and maintenance of equipment for our core service lines, strategic acquisitions that complement and enhance our business, geographic expansion (both domestic and international) and our ongoing strategic initiatives, most notably including the build-out of our research and technology division and vertical integration. Our capital expenditures, maintenance costs and other expenses have increased substantially over the last few years in line with our significant growth.

As a result of the Merger, we have improved financial strength and operational scale, as well as improved liquidity due to a greater combined lending base, coupled with the expected benefit of a lower cost of capital. In connection with the closing of the Merger, we entered into the Credit Agreement, which provides a $600 million revolving credit facility. We believe this revolving credit facility will facilitate our ability to maximize the value of our expanded asset base. We believe that this improved liquidity will also allow us to compete more effectively through enhanced access to capital and more readily manage any risk inherent in its business. However, the Credit Agreement contains customary restrictive covenants and financial covenants that may limit our ability to engage in activities that may be in our long-term best interests, including minimum interest coverage and maximum total leverage and secured leverage ratios and covenants that limit our ability create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of assets, make certain restricted payments and investments, enter into transactions with affiliates and prepay certain indebtedness. Please see “ – Description of Our Credit Agreement” below and Note 2 – Long-Term Debt and Capital Lease Obligations in Part I, Item 1 “Financial Information” for additional information about our credit agreement. Please also see “Risk Factors” in Part II, Item 1A of this Quarterly Report.

Liquidity Outlook and Future Capital Requirements

The energy services business is capital-intensive, requiring significant investment to maintain, upgrade and purchase equipment to meet our customers’ needs and industry demand. To date, our capital requirements have consisted primarily of, and we anticipate will continue to be:

•	growth capital expenditures, which are capital expenditures made to acquire additional equipment and other assets, increase our service lines, expand geographically or advance other strategic initiatives for the purpose of growing our business; and

•	capital expenditures related to our existing equipment, which are made to extend the useful life of partially or fully depreciated assets.

Over the past two years, we have significantly invested in growing our core service lines through the expansion of our assets, customer base and geographic reach, both domestically and internationally. We have also significantly invested in advancing our ongoing strategic initiatives designed to strengthen, expand and diversify our business, notably including service line diversification and vertical integration, technological advancement. Our continued investments in international expansion and our strategic initiatives has resulted in increased capital expenditures and costs. As we execute our long term growth strategy and further develop our strategic initiatives, we anticipate that our costs and expenses will continue to increase. These initiatives have not contributed significant third-party revenue to date, nor do we expect that they will contribute meaningful third-party revenue over the near term. However, we believe that these investments will yield significant financial returns, as well as meaningful cost savings to us, over the long term. We believe that we are well-positioned to capitalize on available opportunities and finance future growth. However, we will continue to monitor the economic environment and demand for our services and adjust our business strategy as necessary.

The successful execution of our growth strategy depends on our ability to generate sufficient cash flows and/or raise additional capital as needed. Historically, we have been able to continue to generate solid cash flows in spite of challenging market conditions and our free cash flow and strong balance sheet has allowed us to be flexible with our approach to organic growth and acquisition opportunities. Our ability to fund future growth depends on our performance, which is impacted by factors beyond our control, including financial, business, economic and other factors, such as potential changes in customer preferences and pressure from competitors. Our current level of indebtedness could limit our ability to finance future growth and adversely affect our operations and financial condition. Additionally, the financial and other restrictive covenants obligations contained in the Credit Agreement may restrict our operational flexibility and our ability to obtain additional financing to fund growth, working capital or capital expenditures, or to fulfill debt service requirements or other cash requirements.

Entering 2015 we experienced a slowdown in activity across our customer base as operators reacted to the rapid decline in commodity prices that began during the fourth quarter of 2014. This resulted in increased competition and pricing pressure to varying degrees across our service lines and operating areas. Our first quarter results were negatively impacted by the depressed activity and challenging pricing environment resulting from this industry downturn. Even with the aggressive actions we have taken, and are taking, to scale back our operations and align our cost structure with the highly competitive market environment, our second quarter results will be adversely impacted. Although the severity and duration of this downturn remains uncertain, absent a significant recovery in commodity prices, we expect that activity and pricing levels will remain depressed, which will negatively impact our financial and operating results over the near term.

Given the challenging industry conditions, we have scaled back our 2015 capital expenditure plan and our remaining 2015 capital expenditures are expected to range from $90 million to $110 million, totaling $139 to $159 million for the year, or $181 to $201 million on a pro forma combined company basis. For comparison purposes, on a pro forma basis, assuming the Merger had closed on December 31, 2013, capital expenditures for 2014 on a combined company basis were $460.5 million. Likewise, given the large asset base that we acquired in the Merger, coupled with current market conditions, we currently expect that most of our 2015 capital expenditure plan will be directed to capital expenditures made to extend the useful life of our existing equipment.

We believe that the strategic investments in vertical integration and our research & technology capabilities that we have made, and our efforts to lower our cost base for key inputs and improve our operational capabilities and efficiencies, will help us manage through this down-cycle. We have conducted a thorough review of our R&D priorities and we remain committed to investing in key technologies that will deliver cost savings and synergies and that position C&J to be able to accelerate out of the downturn when the market recovers. However, if this current industry downturn persists or worsens, we are prepared to delay further investment in these projects in line with any sustained market weakness and to take the necessary steps to further protect our company and maximize value for all of our shareholders.

Financial Condition and Cash Flows

The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$47,657	$57,541
Investing activities	(739,960)	(66,491)
Financing activities	722,128	11,841

Change in cash and cash equivalents	$29,825	$2,891

Cash Provided by Operating Activities

Net cash provided by operating activities decreased $9.9 million for the three months ended March 31, 2015 as compared to the corresponding period in 2014. The decrease in operating cash flow was primarily due to the decrease in net income during the first quarter of 2015, after excluding the effects of changes in noncash items, partially offset by changes in operating assets and liabilities which included (a) incremental cash provided by a reduction in our accounts receivable balance from the decline in revenue, offset by (b) incremental cash used to pay down accounts payable and to a lesser extent to satisfy inventory levels related to vertical integration efforts.

Cash Used in Investing Activities

Net cash used in investing activities increased $673.5 million for the three months ended March 31, 2015 as compared to the corresponding period in 2014. This increase was primarily due to the cash consideration of $693.5 million paid for the acquisition of the C&P Business on March 24, 2015.

Cash Provided by Financing Activities

Net cash provided by financing activities increased $710.3 million for the three months ended March 31, 2015 as compared to the corresponding period in 2014. The increase is primarily related to proceeds received from our new credit facility to fund the cash consideration portion of the acquisition of the C&P Business as well as to pay off the long-term debt of Legacy C&J.

Description of Our Credit Agreement

In connection with the closing of the Merger, New C&J entered into a Credit Agreement, dated as of March 24, 2015 (as amended by the Amendment described below, the “Credit Agreement”), among New C&J, CJ Lux Holdings S.à r.l. (“Luxco”), CJ Holding Co, Bank of America, N.A., as Administrative

Agent (in such capacity, the “Administrative Agent”), Swing Line Lender and an L/C Issuer, and the other lenders party thereto. The Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of $1.66 billion, consisting of (a) a revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $600 million and (b) a term loan B facility (the “Term Loan B Facility”) in an aggregate principal amount of $1.06 billion.

The borrowers under the Revolving Credit Facility are New C&J, Luxco and CJ Holding Co. The borrower under the Term Loan B Facility is CJ Holding Co.

Borrowings under the Revolving Credit Facility will mature on March 24, 2020 (except that if any Five-Year Term Loans (described below) have not been repaid prior to September 24, 2019, the Revolving Credit Facility will mature on September 24, 2019). The Term Loan B Facility is comprised of two tranches: a tranche consisting of $575 million in aggregate principal amount of term loans maturing on March 24, 2020 (the “Five-Year Term Loans”) and a tranche consisting of a $485 million in aggregate principal amount of term loans maturing on March 24, 2022 (The “Seven-Year Term Loans”).

Borrowings under the Revolving Credit Facility are non-amortizing. The Term Loan B Facility requires the borrower thereunder to make quarterly amortization payments in an amount equal to 1.00% per annum, with the remaining balance payable on the applicable maturity date.

Amounts outstanding under the Revolving Credit Facility will bear interest based on, at the option of the borrower, the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an applicable margin determined pursuant to a pricing grid ranging from 2.00% to 3.00% in the case of LIBOR loans and 1.00% to 2.00% in the case of base rate loans, based on the ratio of consolidated total indebtedness of New C&J of its subsidiaries to consolidated EBITDA of New C&J and its subsidiaries for the most recent four fiscal quarter period for which financial statements are available (the “Total Leverage Ratio”).

The Revolving Credit Facility also requires that the borrowers pay a commitment fee equal to a percentage of unused commitments which varies based on the Total Leverage Ratio.

Five-Year Term Loans outstanding under the Term Loan B Facility will bear interest based on, at the option of the borrower, LIBOR (which, in the case of the Term Loan B Facility, will be deemed to be no less than 1.00% per annum), plus a margin of 5.50%, or an alternative base rate, plus a margin of 4.50%. Seven-Year Term Loans outstanding under the Term Loan B Facility will bear interest based on, at the option of the borrower, LIBOR (which, in the case of the Term Loan B Facility, will be deemed to be no less than 1.00% per annum), plus a margin of 6.25%, or an alternative base rate, plus a margin of 5.25%. The Term Loan B Facility also contains ‘most favored nation’ pricing protection requiring that if the effective yield (giving effect to, among other things, consent fees paid to the lenders) of the Five-Year Term Loans increases by more than 50 basis points, the effective yield of the Seven-Year Term Loans must increase by the same amount less 50 basis points.

The alternative base rate is equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the Federal Funds Effective Rate plus  1⁄2 of 1.00% and (iii) LIBOR plus 1.00%

Subject to certain conditions and limitations, the Credit Agreement permits the borrowers to increase the aggregate commitments under the Revolving Credit Facility in a total principal amount of up to $100 million.

The Revolving Credit Facility will be permitted to be prepaid from time to time without premium or penalty. Five-Year Term Loans are subject to a prepayment premium of 4% for any voluntary prepayments made on or prior to March 24, 2016 and no prepayment premium thereafter. Seven-Year Term Loans will be subject to a prepayment premium of 5% for any voluntary prepayments made on or prior to March 24, 2017 and no prepayment premium thereafter.

Subject to certain conditions and exceptions, the Term Loan B Facility is required to be prepaid under certain circumstances, including (i) in the event that New C&J and its subsidiaries generate Excess Cash Flow (as defined in the Credit Agreement) in any fiscal year, in an amount equal to 50% of the Excess Cash Flow for such fiscal year if the Total Leverage Ratio as of the end of such fiscal year is 3.25:1.00 or greater, (ii) in the event of a sale or other disposition of property by New C&J or its subsidiaries, in an amount equal to 100% of the net proceeds of such sale or disposition, subject to customary reinvestment rights and other exceptions, and (iii) in the event of an incurrence of debt not permitted under the Credit Agreement, in an amount equal to 100% of the net proceeds of such debt.

The Credit Agreement contains customary restrictive covenants (in each case, subject to exceptions) that limit, among other things, the ability of New C&J and its subsidiaries to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of their assets, make certain restricted payments and investments, enter into transactions with affiliates and prepay certain indebtedness.

The Credit Agreement contains financial covenants applicable to the Revolving Credit Facility and the Five-Year Term Loans only, including a maximum quarterly Total Leverage Ratio of 4.50:1.00 until the quarter ending December 31, 2015, 4.25:1.00 until the quarter ending September 30, 2016 and 4.00:1.00 thereafter.

The Credit Agreement also contains a minimum quarterly ratio of consolidated EBITDA of New C&J and its subsidiaries to consolidated interest expense of New C&J and its subsidiaries, of 3.00:1.00.

Subject to certain exceptions, obligations under the Credit Agreement are guaranteed by New C&J and its existing and after-acquired or formed subsidiaries and secured by substantially all of the assets of the borrowers and the guarantors.

Other Matters

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of March 31, 2015.

New Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2015, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Controls over Financial Reporting.

No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Our management does not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition or results of operations.

In July 2014, following the announcement Legacy C&J, Nabors, and New C&J had entered into the Merger Agreement, a putative class action lawsuit was filed by a purported stockholder of Legacy C&J challenging the Merger. The lawsuit is styled City of Miami General Employees’ and Sanitation Employees’ Retirement Trust, et al. (“Plaintiff”) v. C&J Energy Services, Inc., et al.; C.A. No. 9980-VCN, in the Court of Chancery of the State of Delaware, filed on July 30, 2014 (the “Lawsuit”). Plaintiff in the Lawsuit generally alleges that the board of directors for Legacy C&J breached fiduciary duties of loyalty, due care, good faith, candor and independence by allegedly approving the Merger Agreement at an unfair price and through an unfair process. Plaintiff specifically alleges that the Legacy C&J board directors, or certain of them (i) failed to fully inform themselves of the market value of Legacy C&J, maximize its value and obtain the best price reasonably available for Legacy C&J, (ii) acted in bad faith and for improper motives, (iii) erected barriers to discourage other strategic alternatives and (iv) put their personal interests ahead of the interests of Legacy C&J stockholders. The Lawsuit further alleges that C&J, Nabors and Red Lion aided and abetted the alleged breaches of fiduciary duties by the Legacy C&J board of directors.

On November 10, 2014, Plaintiff filed a motion for a preliminary injunction. On November 24, 2014, the Court of Chancery entered a bench ruling, followed by a written order on November 25, 2014, that (i) ordered certain members of the Legacy C&J board of directors to solicit for a period of 30 days alternative proposals to purchase Legacy C&J (or a controlling stake in Legacy C&J) that was superior to the Merger, and (ii) preliminarily enjoined Legacy C&J from holding its stockholder meeting until it had complied with the foregoing. The order provided that the solicitation of proposals consistent with the order, and any subsequent negotiations of any alternative proposal that emerges, would not constitute a breach of the Merger Agreement in any respect.

Legacy C&J complied with the Court of Chancery’s order while it simultaneously pursued an expedited appeal of the Court of Chancery’s order to the Supreme Court of the State of Delaware. On November 26, 2014, in response to, and in compliance with, the Court of Chancery’s order, the C&J board of directors established a special committee, which retained separate legal and financial advisors, to proceed with the ordered solicitation.

On December 19, 2014, following oral argument, the Delaware Supreme Court overturned the decision of the Court of Chancery and vacated the order. As such, Legacy C&J’s special committee immediately discontinued the solicitation required by the order. On March 25, 2015, the C&J Defendants filed a motion to dismiss. A briefing schedule on this motion has not yet been entered.

We cannot predict the outcome of this or any other lawsuit that might be filed, nor can we predict the amount of time and expense that will be required to resolve the Lawsuit. We believe the Lawsuit is without merit and we intend to defend against it vigorously.

ITEM 1A. RISK FACTORS

In addition to the risks and the other information set forth in this Quarterly Report, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” in Part I, you should carefully consider the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The substantial indebtedness incurred by C&J and its subsidiaries in connection with the Merger could adversely affect our operations and financial condition.

On March 24, 2015, in connection with the closing of the Merger, we entered into a new Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $1.66 billion, consisting of (i) a revolving credit facility in an aggregate principal amount of $600.0 million and (ii) a term loan B facility in an aggregate principal amount of $1.06 billion. We financed the cash portion of the Merger and repaid our previously outstanding revolver debt with $90.0 million drawn under the revolving credit facility, a $575.0 million term loan B-1 that matures 5 years after closing and a $485.0 million term loan B-2 that matures 7 years after closing. Please see “Liquidity and Capital Resources – Description of Our Credit Agreement” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Credit Agreement.

As a result of the above, we currently have a total of approximately $1.1 billion of debt outstanding and still have the ability to incur additional debt in the amount of approximately $502.8 million under the revolving credit facility.

C&J’s indebtedness could have negative consequences, such as:

•	requiring us to dedicate a substantial portion of its cash flow from operating activities to payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts, potential strategic acquisitions and other general corporate purposes

•	limiting our ability to obtain additional financing to fund growth, working capital or capital expenditures, or to fulfill debt service requirements or other cash requirements;

•	increasing our vulnerability to economic downturns and changing market conditions;

•	placing us at a competitive disadvantage relative to competitors that have less debt;

•	to the extent that our debt is subject to floating interest rates, increasing our vulnerability to fluctuations in market interest rates; and

•	limiting our ability to buy back our common shares or pay cash dividends.

We may not be able to service our debt obligations in accordance with their terms after the Transactions.

Our ability to meet our expense and debt service obligations contained in the agreements governing our indebtedness will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors. Should our revenues decline, we may not be able to generate sufficient cash flow to pay our debt service obligations when due. Additionally, if we are unable to meet our debt service obligations or should we fail to comply with our financial and other restrictive covenants, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all. The inability to refinance our debt or access the capital markets could have a material adverse effect on our financial condition and results from operations.

We are subject to restrictive debt covenants in our Credit Agreement, which may restrict our operational flexibility.

The Credit Agreement governing our indebtedness contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests, including minimum interest coverage and maximum total leverage and secured leverage ratios and covenants that may limit our ability subsidiaries to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of our assets, make certain restricted payments and investments, enter into transactions with affiliates and prepay certain indebtedness. We were in compliance with all debt covenants under the Credit Agreement as of March 31, 2015. In the event utilization and pricing levels remain at or near existing levels, we may be unable to comply with one or more financial covenants in future periods. Please see “Liquidity and Capital Resources – Description of Our Credit Agreement” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Credit Agreement, including the financial and other restrictive covenants contained therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes share repurchase activity for the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under Such Program
January 1 - January 31	—	—	—	—
February 1 - February 28	139,366	11.46	—	—
March 1 - March 31	358	12.50	—	—

(a)	Represents shares that were withheld by us to satisfy tax withholding obligations of employees that arose upon the vesting of restricted stock. The value of such shares is based on the closing price of our common shares on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

2.1	Agreement and Plan of Merger, dated as of June 25, 2014, by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on July 1, 2014 (File No. 001-35255)).

3.1	Amended and Restated Bye-laws of C&J Energy Services Ltd., dated March 24, 2015. (incorporated herein by reference to Exhibit 3.1 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.1	Credit Agreement, dated as of March 24, 2015, among C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, Citibank, N.A., as Syndication Agent and Documentation Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services Ltd.’s Current Report on Form 8-K, filed on March 30, 2015 (File No. 000-55404)).

10.2	First Amendment to Credit Agreement, dated as of March 24, 2015, among C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co, the guarantors party thereto, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.2 to C&J Energy Services Ltd.’s Current Report on Form 8-K, filed on March 30, 2015 (File No. 000-55404)).

10.3	Employee Benefits Agreement, dated as of March 24, 2015, by and among C&J Energy Services, Inc., Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.4	Tax Matters Agreement, dated as of March 24, 2015, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.2 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.5	Global Alliance Agreement, dated as of March 24, 2015, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.3 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.6	Registration Rights Agreement, dated as of March 24, 2015, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.4 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.7	Transition Services Agreement, dated as of March 24, 2015, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.5 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.8	Transition Services Agreement, dated as of March 24, 2015, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.6 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.9	C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.10*	Form of Restricted Share Agreement for Certain Executive Officers with C&J Employment Agreements, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.11*	Form of Restricted Share Agreement for Certain Executive Officers with New Employment Agreements, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.12*	Form of Restricted Share Agreement for Certain Executive Officers with Assumed Employment Agreements, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.13*	Form of Restricted Share Agreement with Restrictive Covenants, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.14*	Form of Restricted Share Agreement with Limited Covenants, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.15*	Form of Restricted Share Agreement for Non-Employee Directors, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.16*	Form of Performance-Based Restricted Share Agreement, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.17*	Form of Nonqualified Share Option Agreement for Replacement Awards, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.18*	Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #1), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.19*	Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #2), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.20*	Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #3), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.21*	Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #4), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.22*	Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #1), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.23*	Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #2), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.24*	Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #3), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.25*	Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #4), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&J Energy Services Ltd.

Date: May 11, 2015	By:	/s/ Randall C. McMullen, Jr.
Randall C. McMullen, Jr.
President and Chief Financial Officer and Director
(Principal Financial Officer)

	By:	/s/ Brian Patterson
Brian Patterson
Corporate Secretary
(Duly Authorized Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of June 25, 2014, by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 to C&J Energy Services, Inc.’s Current Report on Form 8-K, filed on July 1, 2014 (File No. 001-35255)).

3.1	Amended and Restated Bye-laws of C&J Energy Services Ltd., dated March 24, 2015. (incorporated herein by reference to Exhibit 3.1 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.1	Credit Agreement, dated as of March 24, 2015, among C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, Citibank, N.A., as Syndication Agent and Documentation Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services Ltd.’s Current Report on Form 8-K, filed on March 30, 2015 (File No. 000-55404)).

10.2	First Amendment to Credit Agreement, dated as of March 24, 2015, among C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co, the guarantors party thereto, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.2 to C&J Energy Services Ltd.’s Current Report on Form 8-K, filed on March 30, 2015 (File No. 000-55404)).

10.3	Employee Benefits Agreement, dated as of March 24, 2015, by and among C&J Energy Services, Inc., Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.4	Tax Matters Agreement, dated as of March 24, 2015, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.2 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.5	Global Alliance Agreement, dated as of March 24, 2015, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.3 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.6	Registration Rights Agreement, dated as of March 24, 2015, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.4 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.7	Transition Services Agreement, dated as of March 24, 2015, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.5 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.8	Transition Services Agreement, dated as of March 24, 2015, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated herein by reference to Exhibit 10.6 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.9	C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to C&J Energy Services Ltd.’s Current Report on Form 8-K12G3, filed on March 25, 2015 (File No. 000-55404)).

10.10*	Form of Restricted Share Agreement for Certain Executive Officers with C&J Employment Agreements, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.11*	Form of Restricted Share Agreement for Certain Executive Officers with New Employment Agreements, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.12*	Form of Restricted Share Agreement for Certain Executive Officers with Assumed Employment Agreements, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.13*	Form of Restricted Share Agreement with Restrictive Covenants, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.14*	Form of Restricted Share Agreement with Limited Covenants, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.15*	Form of Restricted Share Agreement for Non-Employee Directors, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.16*	Form of Performance-Based Restricted Share Agreement, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.17*	Form of Nonqualified Share Option Agreement for Replacement Awards, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.18*	Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #1), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.19*	Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #2), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.20*	Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #3), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.21*	Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #4), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.22*	Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #1), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.23*	Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #2), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.24*	Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #3), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

10.25*	Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #4), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan.

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.