Form 10-Q
period 2015-06-30
C&J Energy Services Ltd.
filed 2015-08-10
CIK 1615817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.01 per share, outstanding at July 31, 2015, was 120,396,006.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

-i-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,264	$10,017
Accounts receivable, net of allowance of $5,911 at June 30, 2015 and $2,210 at December 31, 2014	339,128	290,767
Inventories, net	154,707	122,172
Prepaid and other current assets	58,486	29,525
Deferred tax assets	4,516	8,106
Total current assets	569,101	460,587
Property, plant and equipment, net	1,753,301	783,302
Other assets:
Goodwill	742,860	219,953
Intangible assets, net	156,060	129,468
Deferred financing costs, net of accumulated amortization of $2,186 at June 30, 2015 and $3,662 at December 31, 2014	49,280	3,786
Other noncurrent assets	20,592	15,650
Total assets	$3,291,194	$1,612,746
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$248,113	$229,191
Payroll and related costs	42,926	16,047
Accrued expenses	58,364	30,794
Current portion of long-term debt and capital lease obligations	13,642	3,873
Other current liabilities	23,877	4,926
Total current liabilities	386,922	284,831
Deferred tax liabilities	372,321	193,340
Long-term debt and capital lease obligations, net of original issue discount of $56,470 at June 30, 2015	1,117,727	349,875
Other long-term liabilities	12,411	2,848
Total liabilities	1,889,381	830,894
Commitments and contingencies
Shareholders' equity:
Common shares, par value of $0.01, 750,000,000 shares authorized, 120,403,464 issued and outstanding at June 30, 2015 and 100,000,000 shares authorized, 55,333,392 issued and outstanding at December 31, 2014	1,204	553
Additional paid-in capital	987,538	271,104
Accumulated other comprehensive loss	(1,385)	(45)
Retained earnings	414,456	510,240
Total shareholders' equity	1,401,813	781,852
Total liabilities and shareholders’ equity	$3,291,194	$1,612,746
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$511,165	$367,921	$912,381	$684,458
Costs and expenses:
Direct costs	439,463	272,041	765,609	506,587
Selling, general and administrative expenses	63,006	46,892	127,481	83,302
Research and development	4,305	3,593	8,395	6,358
Depreciation and amortization	81,516	25,374	118,954	47,244
(Gain) loss on disposal of assets	225	(39)	(506)	(1)
Operating income (loss)	(77,350)	20,060	(107,552)	40,968
Other income (expense):
Interest expense, net	(23,864)	(2,195)	(29,052)	(3,944)
Other income (expense), net	1,737	212	1,571	378
Total other income (expense)	(22,127)	(1,983)	(27,481)	(3,566)
Income (loss) before income taxes	(99,477)	18,077	(135,033)	37,402
Income tax expense (benefit)	(34,356)	6,969	(39,249)	14,706
Net income (loss)	$(65,121)	$11,108	$(95,784)	$22,696
Net income (loss) per common share:
Basic	$(0.56)	$0.21	$(1.08)	$0.42
Diluted	$(0.56)	$0.20	$(1.08)	$0.40
Weighted average common shares outstanding:
Basic	116,851	53,814	88,424	53,722
Diluted	116,851	56,709	88,424	56,547
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(65,121)	$11,108	$(95,784)	$22,696

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(262)	5	(1,340)	(14)
Comprehensive income (loss)	$(65,383)	$11,113	$(97,124)	$22,682
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in thousands)

	Common Shares		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings	Total
	Number of Shares	Amount, at $0.01 par value
Balance, December 31, 2013	54,604	$546	$254,188	$—	$441,417	$696,151
Issuance of restricted shares, net of forfeitures	723	7	(7)	—	—	—
Employee tax withholding on restricted shares vesting	(153)	(2)	(4,376)	—	—	(4,378)
Issuance of common shares for stock options exercised	159	2	831	—	—	833
Tax effect of share-based compensation	—	—	2,118	—	—	2,118
Share-based compensation	—	—	18,350	—	—	18,350
Net income	—	—	—	—	68,823	68,823
Foreign currency translation loss	—	—	—	(45)	—	(45)
Balance, December 31, 2014	55,333	553	271,104	(45)	510,240	781,852
Issuance of common shares	62,543	625	709,219	—	—	709,844
Issuance of restricted shares, net of forfeitures	2,719	27	3,006	—	—	3,033
Employee tax withholding on restricted shares vesting	(215)	(2)	(2,501)	—	—	(2,503)
Issuance of common shares for stock options exercised	23	1	135	—	—	136
Tax effect of share-based compensation	—	—	(2,327)	—	—	(2,327)
Share-based compensation	—	—	8,902	—	—	8,902
Net loss	—	—	—	—	(95,784)	(95,784)
Foreign currency translation loss	—	—	—	(1,340)	—	(1,340)
Balance, June 30, 2015 *	120,403	$1,204	$987,538	$(1,385)	$414,456	$1,401,813

*	Unaudited
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(95,784)	$22,696
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	118,954	47,244
Deferred income taxes	(24,405)	2,917
Provision for doubtful accounts, net of write-offs	3,768	300
Equity in (earnings) loss from unconsolidated affiliate	(655)	(258)
(Gain) loss on disposal of assets	(506)	(1)
Share-based compensation expense	8,902	10,277
Amortization of deferred financing costs	2,580	580
Accretion of original issue discount	2,130	—
Changes in operating assets and liabilities:
Accounts receivable	212,250	(72,889)
Inventory	4,785	(4,572)
Prepaid and other current assets	(19,989)	(2,983)
Accounts payable	(146,699)	57,510
Payroll and related costs and accrued expenses	41,402	9,922
Income taxes payable	(108)	(301)
Other	(3,422)	1,281
Net cash provided by operating activities	103,203	71,723
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(117,304)	(138,816)
Proceeds from disposal of property, plant and equipment	2,211	661
Investment in unconsolidated affiliate	—	(3,000)
Payments made for business acquisitions, net of cash acquired	(706,702)	(33,350)
Net cash used in investing activities	(821,795)	(174,505)
Cash flows from financing activities:
Proceeds from revolving debt	161,000	143,000
Payments on revolving debt	(382,000)	(32,000)
Proceeds from term loans	1,001,400	—
Payments on term loans	(2,650)	—
Payments of capital lease obligations	(2,257)	(1,969)
Financing costs	(48,074)	—
Proceeds from issuance of common shares for stock options exercised	136	810
Registration costs associated with issuance of common shares	(1,886)	—
Employee tax withholding on restricted shares vesting	(2,503)	(4,254)
Excess tax benefit from share-based award activity	(2,327)	2,096
Net cash provided by financing activities	720,839	107,683
Net increase in cash and cash equivalents	2,247	4,901
Cash and cash equivalents, beginning of period	10,017	14,414
Cash and cash equivalents, end of period	$12,264	$19,315
Supplemental cash flow disclosure:
Cash paid for interest	$24,509	$3,306
Cash paid for income taxes	$2,159	$11,086
Non-cash investing and financing activity
Capital lease obligations	$—	$25,636
Change in accrued capital expenditures	$(32,354)	$4,894
Non-cash consideration for business acquisition	$735,125	$—
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Organization, Nature of Business and Summary of Significant Accounting Policies
Organization and Nature of Business
C&J Energy Services Ltd. (together with its consolidated subsidiaries, including C&J International B.V. and C&J International Middle East FZCO, “C&J” or the “Company”) is a publicly traded corporation listed on the New York Stock Exchange ("NYSE") under the symbol “CJES.” The Company provides well construction, well completions, well support and other complementary oilfield services to oil and gas exploration and production companies primarily in North America. As one of the largest completion and production services companies in North America, C&J offers a full, vertically integrated suite of services involved in the entire life cycle of the well, including directional drilling, cementing, hydraulic fracturing, cased-hole wireline, coiled tubing, rig services, fluids management services and other special well site services. The Company operates in most of the major oil and gas producing regions of the continental United States and Western Canada. The Company also has an office in Dubai and is working to establish an operational presence in key countries in the Middle East.
On March 24, 2015, C&J Energy Services, Inc. (“Legacy C&J”) and Nabors Industries Ltd. (“Nabors”) completed the combination of Legacy C&J with Nabors’ completion and production services business (the “C&P Business”), whereby Legacy C&J became a subsidiary of C&J Energy Services Ltd. (the “Merger”). The resulting combined company is led by the former management team of Legacy C&J.
Upon the closing of the Merger, shares of common stock of Legacy C&J were converted into common shares of C&J on a 1-for-1 basis and C&J's common shares began trading on the NYSE under the ticker “CJES.” C&J is the successor issuer to Legacy C&J following the closing of the Merger and is deemed to succeed to Legacy C&J’s reporting history under the Exchange Act.
At the closing of the Merger, Nabors received total consideration of approximately $1.4 billion in the form of $688.1 million in cash, $5.5 million in cash to reimburse Nabors for operating assets acquired prior to March 24, 2015 and approximately $714.8 million in C&J common shares. Upon the closing of the Merger, Nabors owned approximately 53% of the outstanding and issued common shares of C&J, with the remainder held by former Legacy C&J shareholders. As discussed in more detail in Note 7 – Mergers and Acquisitions, Legacy C&J and Nabors determined that Legacy C&J possessed the controlling financial interest in C&J and subsequently concluded the business combination should be treated as a reverse acquisition with Legacy C&J as the accounting acquirer.
Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2014 and the consolidated statement of changes in shareholders' equity as of December 31, 2014, are derived from audited consolidated financial statements. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included.
These consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K (as amended) filed with the SEC. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications. As a result of the Merger, the Company revised its reportable business segments late in the first quarter of 2015. The Company’s revised reportable segments are: (1) Completion Services, which includes the Company's hydraulic fracturing services, cased-hole wireline services, coiled tubing services and other stimulation services; (2) Well Support Services, which includes the Company's rig services, fluids management services, and other special well site; and (3) Other Services, which includes the Company’s smaller service lines and divisions, such as directional drilling services, cementing services, equipment manufacturing and repair, specialty chemicals sales, and research and technology; the Company manages several of its

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

vertically integrated business through its research and technology division, including its data acquisition and control instruments provider and recently acquired artificial lift applications provider.
This segment structure reflects the financial information and reports used by the Company’s management, specifically its Chief Operating Decision Maker, to make decisions regarding the Company’s business, including resource allocations and performance assessments. This segment structure reflects the Company’s current operating focus in compliance with Accounting Standards Codification No. 280 - Segment Reporting. As a result of the revised segment structure, the Company has restated the corresponding items of segment information for all periods presented. The revised segment structure and the related presentation changes did not impact consolidated net income (loss), earnings (loss) per share, total current assets, total assets or total shareholders’ equity. See Note 6 – Segment Information for further discussion regarding the Company’s reportable segments.
These consolidated financial statements include all accounts of the Company. All significant inter-company transactions and accounts have been eliminated upon consolidation.
The Company’s results for the six months ended June 30, 2015 include results from the C&P Business from the closing of the Merger on March 24, 2015 through June 30, 2015. Results for periods prior to March 24, 2015 reflect the financial and operating results of Legacy C&J, and do not include the financial and operating results of the C&P Business. Unless the context indicates otherwise, as used herein, the terms “C&J” or the “Company”, or like terms refer to Legacy C&J and its subsidiaries when referring to time periods prior to March 24, 2015 and refer to C&J and its subsidiaries (which include Legacy C&J and its subsidiaries) when referring to time periods subsequent to March 24, 2015.
Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used in, but are not limited to, determining the following: allowance for doubtful accounts, recoverability of long-lived assets and intangibles, goodwill, useful lives used in depreciation and amortization, inventory reserves, income taxes, share-based compensation and the fair value of assets acquired and liabilities assumed in business combinations. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.
New Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, (“ASU 2015-03”), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is to be applied on a retrospective basis and represents a change in accounting principle. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.

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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Inventories are stated at the lower of cost or market (net realizable value) on a first-in, first-out basis and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$52,382	$51,374
Work-in-process	25,226	24,408
Finished goods	79,134	47,717
Total inventory	156,742	123,499
Inventory reserve	(2,035)	(1,327)
Inventory, net	$154,707	$122,172
Revenue Recognition. All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete or the equipment has been delivered to the customer, the amount is fixed or determinable and collectability is reasonably assured, as follows:
Completion Services Segment
Hydraulic Fracturing Revenue. Through its fracturing service line, the Company provides hydraulic fracturing services on a spot market basis or pursuant to contractual arrangements, such as term contracts and pricing agreements. Under either scenario, revenue is recognized and customers are invoiced upon the completion of each job, which can consist of one or more fracturing stages. Once a job has been completed to the customer’s satisfaction, a field ticket is written that includes charges for the service performed and the consumables (such as fluids and proppants) used during the course of service. The field ticket may also include charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job, and other miscellaneous consumables.
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
Cased-Hole Wireline Revenue. Through its cased-hole wireline service line, the Company provides cased-hole wireline logging, perforating, pressure pumping, wellsite make-up and pressure testing and other complementary services, on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. The Company typically charges the customer for these services on a per job basis at agreed-upon spot market rates. Revenue is recognized based on a field ticket issued upon the completion of the job.

Coiled Tubing and Other Stimulation Services Revenue. Through its coiled tubing service line, the Company provides a range of coiled tubing and other well stimulation services, including nitrogen, pressure pumping and thru-tubing services, primarily on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the services performed and the consumables (such as stimulation fluids, nitrogen and

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

coiled tubing materials) used during the course of service. The field ticket may also include charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job, and other miscellaneous consumables. The Company typically charges the customer for the services performed and resources provided on an hourly basis at agreed-upon spot market rates.
Revenue from Materials Consumed While Performing Certain Completion Services. The Company generates revenue from consumables used during the course of providing services.
With respect to hydraulic fracturing services, the Company generates revenue from the fluids, proppants and other materials that are consumed while performing a job. For services performed on a spot market basis, the required consumables are typically provided by the Company and the customer is billed for those consumables at cost plus an agreed-upon markup. For services performed on a contractual basis, when the consumables are provided by the Company, the customer typically is billed for those consumables at a negotiated contractual rate. When consumables are supplied by the customer, the Company typically charges handling fees based on the amount of consumables used.
In addition, ancillary to coiled tubing and other stimulation services revenue, the Company generates revenue from stimulation fluids, nitrogen, coiled tubing materials and other consumables used during those processes.
Well Support Services Segment
Rig Services Revenue. Through its rig service line, the Company primarily provides workover and well servicing rigs that are involved in routine repair and maintenance, completions, re-drilling and plug and abandonment operations. These services are provided on an hourly basis at prices that approximate spot market rates. Revenue is recognized and a field ticket is generated upon the earliest of the completion of a job or at the end of each day. A rig services job can last anywhere from a few hours to multiple days depending on the type of work being performed. The field ticket includes the base hourly rate charge and, if applicable, charges for additional personnel or equipment not contemplated in the base hourly rate.
Fluids Management Services Revenue. Through its fluids management service line, the Company primarily provides manufacturing, transportation, storage and disposal services for fluids used in the drilling, completion and workover of oil and gas wells. Rates for these services vary and can be on a per job, per hour or per load basis, or on the basis of quantities sold or disposed. Revenue is recognized upon the completion of each job or load, or delivered product, based on a completed field ticket.

Other Services Segment
Revenue within the Other Services Segment is generated from certain of the Company's smaller service lines and divisions, specifically directional drilling services, cementing services, equipment manufacturing and repair services, which includes the sale of oilfield parts and supplies, and the blending and sale of specialty chemicals used in completion and production services. Additionally, the Company manages several of its vertically integrated business through its research and technology division, which is included with in the Other Services Segment.
With respect to its directional drilling services, the Company provides these services on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few days to multiple weeks. The Company typically charges the customer for these services on a per day basis at agreed-upon spot market rates depending on the level of services required and the complexity of the job. Revenue is recognized and customers are invoiced upon the completion of each job. Once a job has been completed to the customer’s satisfaction, a field ticket is written that includes charges for the service performed.
With respect to its cementing services, the Company provides these services on a spot market or project basis. Jobs for these services are typically short-term in nature and are generally completed in a few hours. The Company typically charges the customer for these services on a per job basis at agreed-upon spot market rates or agreed-upon job pricing for a particular project. Revenue is recognized and customers are invoiced upon the completion of each job. Once a job has been completed to the customer’s satisfaction, a field ticket is written that includes charges for the service performed and the consumables (such as blended bulk cement and chemical additives) used during the course of service.
With respect to its equipment manufacturing and repair services, specialty chemicals provider, data acquisition and control instruments provider and artificial lift applications provider, the Company generates revenue primarily from the sale of

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

manufactured equipment and products. Revenue is recognized upon the completion, delivery and customer acceptance of each order.
Share-Based Compensation. The Company’s share-based compensation plans provide the ability to grant equity awards to the Company’s employees, consultants and non-employee directors. As of June 30, 2015, only nonqualified stock options and restricted shares had been granted under such plans. The Company values option grants based on the grant date fair value by using the Black-Scholes option-pricing model and values restricted share grants based on the closing price of C&J’s common shares on the grant date. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period. Further information regarding the Company’s share-based compensation arrangements and the related accounting treatment can be found in Note 4 – Share-Based Compensation.
Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and capital lease obligations. The recorded values of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and the revolving credit facility approximate their fair values. The following table compares the carrying value of the Company's term debt instruments to its fair value as of June 30, 2015 (See Note 7 – Long Term Debt and Capital Lease Obligations for further discussion regarding the Company’s senior secured debt facilities):

	June 30, 2015
	Carrying Value	Fair Value
	(In thousands)
Five-Year Term Loans, net of original issue discount	$551,677	$553,940
Seven-Year Term Loans, net of original issue discount	$449,204	$469,110
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
The effective tax rate was a benefit of 29.1% for the six month period ending June 30, 2015 as compared to a 39.3% provision for the six month period ending June 30, 2014. The Company realized an income tax benefit for the six month

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

period ending June 30, 2015 primarily due to a pre-tax loss in the current period, as compared to pre-tax income in the prior year. The effective tax rate, and resulting benefit, is less than the expected statutory rate primarily due to the impact of permanent differences on the tax rate, the recognition of non-deductible acquisition-related costs and an adjustment in Legacy C&J’s state deferred taxes, to reflect new state apportionment factors as a result of the Merger.
Earnings (Loss) Per Share. Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the applicable period and excludes shares subject to outstanding stock options and restricted shares. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to outstanding stock options and restricted shares.

The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Numerator:
Net income (loss) attributed to common shareholders	$(65,121)	$11,108	$(95,784)	$22,696
Denominator:
Weighted average common shares outstanding	116,851	53,814	88,424	53,722
Effect of potentially dilutive common shares:
Stock options	—	2,434	—	2,316
Restricted shares	—	461	—	509
Weighted average common shares outstanding and assumed conversions	116,851	56,709	88,424	56,547
Earnings (loss) per common share:
Basic	$(0.56)	$0.21	$(1.08)	$0.42
Diluted	$(0.56)	$0.20	$(1.08)	$0.40
A summary of securities excluded from the computation of basic and diluted earnings (loss) per share is presented below for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Basic earnings (loss) per share:
Restricted shares	2,490	1,596	1,871	1,508
Diluted earnings (loss) per share:
Anti-dilutive stock options	2,625	—	2,547	—
Anti-dilutive restricted shares	1,394	—	1,134	—
Potentially dilutive securities excluded as anti-dilutive	4,019	—	3,681	—
Reclassifications. Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows of the Company.
Note 2 - Long-Term Debt and Capital Lease Obligations
Credit Agreement
On March 24, 2015, in connection with the closing of the Merger, the Company entered into a new credit agreement (the “Credit Agreement”), which provides for senior secured credit facilities in an aggregate principal amount of $1.66 billion, consisting of (i) a revolving credit facility (“Revolving Credit Facility” or the “Revolver”) in the aggregate principal amount of $600.0 million and (ii) a term loan B facility (“Term Loan B”) the aggregate principal amount of $1.06 billion. The Company simultaneously repaid all amounts outstanding and terminated Legacy C&J’s prior credit facility and entered into this new Credit Agreement with Bank of America N.A., as administrative agent and other lending parties. No penalties were due in connection with such repayment and termination of the prior credit facility. The borrowers under the Revolver are the Company and certain wholly-owned subsidiaries of the Company, specifically, CJ Lux Holdings S.à. r.l. and CJ Holding Co. The borrower under the Term Loan B Facility is CJ Holding Co. All obligations under the Credit Agreement are guaranteed by the Company’s wholly-owned domestic subsidiaries, other than immaterial subsidiaries.
Revolving Credit Facility
As of June 30, 2015, $94.0 million was outstanding under the Revolver along with $12.6 million of outstanding letters of credit, leaving $493.4 million of available borrowing capacity.
The Revolver matures on March 24, 2020 (except that if any Five-Year Term Loans (as defined below) have not been repaid prior to September 24, 2019, the Revolver will mature on September 24, 2019). Borrowings under the Revolver are non-amortizing.
Amounts outstanding under the Revolver bear interest based on, at the option of the borrower, the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an applicable margin determined pursuant to a pricing grid ranging from 2.00%-3.00% in the case of LIBOR loans and 1.00%-2.00% in the case of base rate loans, based on the ratio of consolidated total indebtedness of C&J and its subsidiaries to consolidated EBITDA of C&J and its subsidiaries for the most recent four fiscal quarter period for which financial statements are available (the “Total Leverage Ratio”).
The Revolver also requires that the Company pay a commitment fee equal to a percentage of unused commitments which varies based on the Total Leverage Ratio.
Subject to certain conditions and limitations, the Credit Agreement permits the Company to increase the aggregate commitments under the Revolver in a total principal amount of up to $100.0 million.
The Revolver is permitted to be prepaid from time to time without premium or penalty.
Term Loan B Facility
Borrowings under the Term Loan B are comprised of two tranches: a tranche consisting of $575.0 million in aggregate principal amount of term loans maturing on March 24, 2020 (the “Five-Year Term Loans”) and a tranche consisting of a $485.0 million in aggregate principal amount of term loans maturing on March 24, 2022 (the “Seven-Year Term Loans”). The Company is required to make quarterly amortization payments in an amount equal to 1.00% per annum, with the remaining balance payable on the applicable maturity date. As of June 30, 2015 the Company had borrowings outstanding under the Five-Year Term Loans and the Seven-Year Term Loans of $573.6 million and $483.8 million, respectively.
Five-Year Term Loans outstanding under the Term Loan B bear interest based on, at the option of the Company, (i) LIBOR subject to a floor of 1.00% per annum, plus a margin of 5.50%, or (ii) an alternative base rate, plus a margin of 4.50%. Seven-Year Term Loans outstanding under the Term Loan B will bear interest based on, at the option of the Company, (i) LIBOR subject to a floor of 1.00% per annum, plus a margin of 6.25%, or (ii) an alternative base rate, plus a margin of 5.25%. The Term Loan B also contains ‘most favored nation’ pricing protection requiring that if the effective yield (giving effect to, among other things, consent fees paid to the lenders) of the Five-Year Term Loans increases by more than 50 basis points, the effective yield of the Seven-Year Term Loans must increase by the same amount less 50 basis points.
The alternative base rate is equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) LIBOR plus 1.00%.
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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

100% of the net proceeds of such sale or disposition, subject to customary reinvestment rights and other exceptions, and (iii) in the event of an incurrence of debt not permitted under the Credit Agreement, in an amount equal to 100% of the net proceeds of such debt.
As of June 30, 2015, the weighted average interest rate of borrowings under the Credit Agreement was 6.5%.
Other Information about the Credit Agreement
The Credit Agreement contains customary restrictive covenants (in each case, subject to exceptions) that limit, among other things, the ability of the Company and its subsidiaries to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of their assets, make certain restricted payments and investments, enter into transactions with affiliates and prepay certain indebtedness.
The Credit Agreement contains financial covenants applicable to the Revolver and the Five-Year Term Loans only, which include (i) a maximum Total Leverage Ratio of 4.50:1.00 until the quarter ending December 31, 2015, of 4.25:1.00 until the quarter ending September 30, 2016 and of 4.00:1.00 thereafter; and (ii) a minimum quarterly ratio of consolidated EBITDA of C&J and its subsidiaries to consolidated interest expense of C&J and its subsidiaries ("Interest Expense Ratio") of 3.00:1.00. The Company was in compliance with all financial covenants under the Credit Agreement as of June 30, 2015.
In the event utilization and pricing levels remain at or near existing levels, the Company may be unable to comply with one or more financial covenants at some point in the future.  Should the Company fail to comply with one or more of such financial covenants, among other concerns, the Company may lose access to its Revolving Credit Facility.  In advance of a potential breach of its financial covenants, the Company is working with the lending bank group to obtain a waiver or modification of its financial covenants.  However, there is no certainty that the Company will be able to obtain such relief or otherwise resolve the covenant issues. The inability to refinance the debt or access the capital markets could have a material adverse effect on the Company's financial condition and results from operations.

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
As of June 30, 2015, the Company had $33.4 million in long-term capital lease obligations.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Intangible Assets
Intangible assets consist of the following (in thousands):

	Amortization Period	June 30, 2015	December 31, 2014
Customer relationships	8-15 years	$119,416	$116,073
Trade name	10-15 years	37,760	29,315
Developed Technology	5-15 years	22,012	2,110
Non-compete	4-5 years	2,810	1,810
Patents	10 years	373	—
IPR&D	Indefinite	7,598	7,598
Trade name - Total Equipment	Indefinite	6,247	6,247
		196,216	163,153
Less: accumulated amortization		(40,156)	(33,685)
Intangible assets, net		$156,060	$129,468
Note 4 - Share-Based Compensation
Equity Plans
In connection with the Merger, the Company approved and adopted the C&J Energy Services 2015 Long Term Incentive Plan (the “2015 LTIP”), effective as of March 23, 2015, contingent upon the consummation of the Merger. The 2015 LTIP is intended to serve as an assumption of the Legacy C&J 2012 Long-Term Incentive Plan, including the sub-plan titled the C&J International Middle East FZCO Phantom Equity Arrangement (the “2012 LTIP”), with certain non-material revisions made and no increase in the number of shares remaining available for issuance under the 2012 LTIP. Prior to the adoption of the 2015 LTIP, all share-based awards granted to Legacy C&J employees, consultants and non-employee directors were granted under the 2012 LTIP and, following the 2015 LTIP’s adoption, no further awards will be granted under the 2012 LTIP. Awards that were previously outstanding under the 2012 LTIP will continue and remain outstanding under the 2015 LTIP, as adjusted to reflect the Merger. At the closing of the Merger, restricted shares and stock option awards were granted under the 2015 LTIP to certain employees of the C&P Business and approximately 0.4 million C&J common shares underlying those awards were deemed part of the consideration paid to Nabors for the Merger.

The 2015 LTIP provides for the grant of share-based awards to the Company’s employees, consultants and non-employee directors. The following types of awards are available for issuance under the 2015 LTIP: incentive stock options and nonqualified stock options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, performance awards and share awards. As of June 30, 2015 only nonqualified stock options and restricted shares have been awarded under the 2015 LTIP and 2012 LTIP.
A total of 4.3 million shares of common shares were originally authorized and approved for issuance under the 2012 LTIP and on June 4, 2015, the shareholders of the Company approved the First Amendment to the 2015 LTIP, which increased the number of common shares that may be issued under the 2015 LTIP by approximately 3.6 million shares. Approximately 3.5 million common shares remained available for issuance under the 2015 LTIP as of June 30, 2015. The number of common shares available for issuance under the 2015 LTIP is subject to adjustment in the event of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants, rights or debentures, stock dividend, stock split or reverse stock split, cash dividend, property dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or any similar corporate event or transaction. The number of common shares available for issuance may also increase due to the termination of an award granted under the 2015 LTIP, the 2012 LTIP or the Prior Plans (as defined below), by expiration, forfeiture, cancellation or otherwise without the issuance of the common shares.
Prior to the approval of the 2012 LTIP, all share-based awards granted to Legacy C&J’s employees, consultants and non-employee directors were granted under the C&J Energy Services 2006 Stock Option Plan and subsequently under the C&J Energy Services 2010 Stock Option Plans (collectively known as the “Prior Plans”). No additional awards will be granted under the Prior Plans.
Stock Options
The fair value of each option award granted under the 2015 LTIP, the 2012 LTIP and the Prior Plans is estimated on the date of grant using the Black-Scholes option-pricing model. Option awards are generally granted with an exercise price equal to the market price of the Company’s common shares on the grant date. For options granted prior to Legacy C&J’s initial public offering, which closed on August 3, 2011, the calculation of Legacy C&J’s share price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. Additionally, due to the Company’s lack of historical volume of option activity, the expected term of options granted is derived using the “plain vanilla” method. In addition, expected volatilities have been based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. During the six months ended June 30, 2015, approximately 0.3 million replacement option awards were granted by the Company to employees. No options were granted during the six months ended June 30, 2014.
As of June 30, 2015, the Company had approximately 5.3 million options outstanding to employees and non-employee directors. Option awards granted under the 2015 LTIP and the Prior Plans expire on the tenth anniversary of the grant date and generally vest over three years of continuous service with one-third vesting on each of the first, second and third anniversaries of the grant date.
Restricted Shares

Restricted shares are valued based on the closing price of the Company’s common shares on the NYSE on the date of grant. During the six months ended June 30, 2015, approximately 2.8 million restricted shares were granted to employees and non-employee directors under the 2015 LTIP, including approximately 0.6 million replacement restricted shares, at fair market values ranging from $11.38 to $15.10 per share. During the six months ended June 30, 2014, approximately 0.8 million restricted shares were granted by the Company to employees and non-employee directors at fair market values ranging from $22.65 to $29.03 per share.
To the extent permitted by law, the recipient of an award of restricted shares will have all of the rights of a shareholder with respect to the underlying common shares, including the right to vote the common shares and to receive all dividends or other distributions made with respect to the common shares. Dividends on restricted shares will be deferred until the lapsing of the restrictions imposed on the shares and will be held by the Company for the account of the recipient (either in cash or to be reinvested in restricted shares) until such time. Payment of the deferred dividends and accrued interest, if any, shall be made upon the lapsing of restrictions on the restricted shares, and any dividends deferred in respect of any restricted shares shall be forfeited upon the forfeiture of such restricted shares. The Company has not issued dividends.
As of June 30, 2015, the Company had approximately 3.4 million restricted shares outstanding to employees and non-employee directors. Restricted share awards granted under the 2015 LTIP generally vest over a three-year period from the grant date.
Note 5 - Commitments and Contingencies
Environmental Regulations & Liabilities
The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for the protection of the environment. The Company continues to monitor the status of these laws and regulations. However, the Company cannot predict the future impact of such standards and requirements on its business, which are subject to change and can have retroactive effectiveness.
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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation
The Company is, and from time to time may be, involved in claims and litigation arising in the ordinary course of business. Because there are inherent uncertainties in the ultimate outcome of such matters, it is presently not possible to determine the ultimate outcome of any pending or potential claims or litigation against the Company; however, management believes that the outcome of those matters that are presently known to the Company will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Self-Insured Risk Accruals
The Company maintains insurance policies for workers’ compensation, automobile liability, general liability, which also includes sudden and accidental pollution insurance, and property damage relating to catastrophic events. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The Company has deductibles per occurrence for: workers’ compensation of $1,000,000; automobile liability claims of $1,000,000; general liability claims, including sudden and accidental pollution claims, of $250,000, plus an additional annual aggregate deductible of $250,000; and property damage for catastrophic events of $25,000.

Additionally, under the terms of the Separation Agreement relating to the Merger, the Company assumed, among other liabilities, all liabilities of the C&P Business to the extent arising out of or resulting from the operation of the C&P Business at any time before, at or after the closing of the Merger, including liability for death, personal injury and property damage resulting from or caused by the assets, products and services of the C&P Business; other than those liabilities relating to or resulting from any demand, claim, investigation or litigation pending or asserted in writing as of the closing of the Merger. Any liability relating to or resulting from any claim or litigation asserted after the closing of the Merger, but where the underlying cause of action arose prior to that time, would not be covered by the Company’s insurance policies.

Note 6 - Segment Information
In accordance with Accounting Standards Codification No. 280 - Segment Reporting the Company routinely evaluates whether its separate operating and reportable segments have changed. This determination is made based on the following factors: (1) the Company’s chief operating decision maker (“CODM”) is currently managing each operating segment as a separate business and evaluating the performance of each segment and making resource allocation decisions distinctly and expects to do so for the foreseeable future, and (2) discrete financial information for each operating segment is available.
Due to the transformative nature of the Merger, the CODM changed the way in which the Company is managed, including a revised segment approach in making performance evaluation and resource allocation decisions. Discrete financial information was created to provide the segment information necessary for the CODM to manage the Company under the revised operating segment structure. As a result of this change in operating segments, the Company revised its reportable segments late in the first quarter of 2015. The Company’s revised reportable segments are: (i) Completion Services, (ii) Well Support Services and (iii) Other Services. This segment structure reflects the financial information and reports used by the Company’s management, including its CODM, to make decisions regarding the Company’s business, including performance evaluation and resource allocation decisions. As a result of the revised reportable segment structure, the Company has restated the corresponding items of segment information for all periods presented.
The following is a description of the reportable segments:
Completion Services
The Company provides hydraulic fracturing services, cased-hole wireline services, coiled tubing services and other well stimulation services through its Completion Services segment.
Well Support Services
The Company provides rig services, fluid management services and other special well site services through its Well Support Services segment.

Other Services

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Other Services segment is comprised of the Company’s smaller service lines and divisions, including directional drilling services, cementing services, equipment manufacturing and repair, specialty chemical sales and research and technology; the Company manages several of its vertically integrated business through its research and technology division, including its data acquisition and control instruments provider and recently acquired artificial lift applications provider (See Note 7 – Mergers and Acquisitions for further information about this acquisition). Also included in the Other Services are intersegment eliminations and costs associated with activities of a general corporate nature.

The following tables set forth certain financial information with respect to the Company’s reportable segments.

	Completion Services	Well Support Services	Other Services	Total
Three months ended June 30, 2015
Revenue from external customers	$332,499	$153,092	$25,574	$511,165
Adjusted EBITDA	24,474	22,162	(26,290)	20,346
Depreciation and amortization	51,126	26,186	4,204	81,516
Operating income (loss)	(31,902)	(5,031)	(40,417)	(77,350)
Capital expenditures	38,536	20,522	9,658	68,716
Six months ended June 30, 2015
Revenue from external customers	$703,453	$169,219	$39,709	$912,381
Inter-segment revenues	—	—	—	—
Adjusted EBITDA	74,261	26,436	(48,563)	52,134
Depreciation and amortization	84,064	28,423	6,467	118,954
Operating income (loss)	(14,282)	(2,993)	(90,277)	(107,552)
Capital expenditures	78,631	22,145	16,528	117,304
As of June 30, 2015
Total assets	$1,930,690	$989,604	$370,900	$3,291,194
Goodwill	356,058	349,631	37,171	742,860
Three months ended June 30, 2014
Revenue from external customers	$362,408	$—	$5,513	$367,921
Adjusted EBITDA	78,177	—	(25,357)	52,820
Depreciation and amortization	23,666	—	1,708	25,374
Operating income (loss)	54,538	—	(34,478)	20,060
Capital expenditures	64,378	—	10,912	75,290
Six months ended June 30, 2014
Revenue from external customers	$674,667	$—	$9,791	$684,458
Adjusted EBITDA	142,198	—	(46,544)	95,654
Depreciation and amortization	44,790	—	2,454	47,244
Operating income (loss)	97,380	—	(56,412)	40,968
Capital expenditures	121,158	—	17,658	138,816
As of June 30, 2014
Total assets	$1,219,666	$—	$164,316	$1,383,982
Goodwill	206,705	—	13,802	220,507
Management evaluates segment performance and allocates resources based on total earnings (loss) before net interest expense, income taxes, depreciation and amortization, other income (expense), net gain or loss on disposal of assets, acquisition-related costs, and non-routine items (“Adjusted EBITDA”), because Adjusted EBITDA is considered an important measure of each segment’s performance. In addition, management believes that the disclosure of Adjusted EBITDA as a measure of each segment’s operating performance allows investors to make a direct comparison to competitors, without regard to differences in capital and financing structure. Investors should be aware, however, that there are limitations inherent in using Adjusted EBITDA as a measure of overall profitability because it excludes significant expense items. An improving trend in Adjusted EBITDA may not be indicative of an improvement in the Company’s profitability. To compensate for the limitations in utilizing Adjusted EBITDA as an operating measure, management also uses U.S. GAAP measures of performance, including

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

operating income (loss) and net income (loss), to evaluate performance, but only with respect to the Company as a whole and not on a segment basis.
As required under Item 10(e) of Regulation S-K of the Securities Exchange Act of 1934, as amended, included below is a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income (loss), which is the nearest comparable U.S. GAAP financial measure (in thousands) on a consolidated basis for the three and six months ended June 30, 2015 and 2014, and on a reportable segment basis for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA	$20,346	$52,820	$52,134	$95,654
Interest expense, net	(23,864)	(2,195)	(29,052)	(3,944)
Income tax benefit (expense)	34,356	(6,969)	39,249	(14,706)
Depreciation and amortization	(81,516)	(25,374)	(118,954)	(47,244)
Other income (expense), net	1,737	212	1,571	378
Inventory write-down	(2,822)	—	(2,822)	—
(Gain) loss on disposal of assets	(225)	39	506	1
Acquisition-related costs	(6,883)	(7,414)	(32,159)	(7,414)
Severance costs	(1,778)	(11)	(1,785)	(29)
Customer settlement/bad debt write-off	(4,472)	—	(4,472)	—
Net income (loss)	$(65,121)	$11,108	$(95,784)	$22,696

	Three Months Ended June 30, 2015
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$24,474	$22,162	$(26,290)	$20,346
Interest expense, net	(11)	—	(23,853)	(23,864)
Income tax benefit (expense)	—	—	34,356	34,356
Depreciation and amortization	(51,126)	(26,186)	(4,204)	(81,516)
Other income (expense), net	69	93	1,575	1,737
Inventory write-down	—	—	(2,822)	(2,822)
(Gain) loss on disposal of assets	(172)	—	(53)	(225)
Acquisition-related costs	—	—	(6,883)	(6,883)
Severance costs	(605)	(1,007)	(166)	(1,778)
Customer settlement/bad debt write-off	(4,472)	—	—	(4,472)
Net income (loss)	$(31,843)	$(4,938)	$(28,340)	$(65,121)

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2015
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$74,261	$26,436	$(48,563)	$52,134
Interest expense, net	(21)	—	(29,031)	(29,052)
Other income (expense), net	248	75	1,248	1,571
Income tax benefit (expense)	—	—	39,249	39,249
Depreciation and amortization	(84,064)	(28,423)	(6,467)	(118,954)
(Gain) loss on disposal of assets	608	—	(102)	506
Inventory write-down	—	—	(2,822)	(2,822)
Acquisition-related costs	—	—	(32,159)	(32,159)
Severance cost	(612)	(1,007)	(166)	(1,785)
Customer settlement/bad debt write-off	(4,472)	—	—	(4,472)
Net (loss)	$(14,052)	$(2,919)	$(78,813)	$(95,784)

	Three Months Ended June 30, 2014
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$78,177	$—	$(25,357)	$52,820
Interest expense, net	(34)	—	(2,161)	(2,195)
Income tax benefit (expense)	—	—	(6,969)	(6,969)
Depreciation and amortization	(23,666)	—	(1,708)	(25,374)
Other income (expense), net	53	—	159	212
(Gain) loss on disposal of assets	39	—	—	39
Acquisition-related costs	—	—	(7,414)	(7,414)
Severance cost	(11)	—	—	(11)
Net income (loss)	$54,558	$—	$(43,450)	$11,108

	Six Months Ended June 30, 2014
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$142,198	$—	$(46,544)	$95,654
Interest expense, net	(67)	—	(3,877)	(3,944)
Other income (expense), net	117	—	261	378
Income tax benefit (expense)	—	—	(14,706)	(14,706)
Depreciation and amortization	(44,790)	—	(2,454)	(47,244)
(Gain) loss on disposal of assets	1	—	—	1
Acquisition-related costs	—	—	(7,414)	(7,414)
Severance cost	(29)	—	—	(29)
Net (loss)	$97,430	$—	$(74,734)	$22,696

Note 7 - Mergers and Acquisitions
Merger between Legacy C&J and the C&P Business of Nabors
On March 24, 2015, Legacy C&J and Nabors completed the combination of Legacy C&J with the C&P Business. The resulting combined company, which has been renamed C&J Energy Services Ltd., is now one of the largest completion and

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

production services providers in North America led by the former management team of Legacy C&J. At the closing of the combination, Nabors received total consideration of $1.4 billion in the form of $688.1 million in cash, $5.5 million in cash to reimburse Nabors for operating assets acquired prior to March 24, 2015, and $714.8 million in C&J common shares. The C&J common share value was based upon Legacy C&J’s closing stock price on March 23, 2015 and consisted of approximately 62.5 million C&J common shares issued to Nabors and approximately 0.4 million designated C&J common shares attributable to replacement restricted share and share option awards issued to certain employees of the C&P Business for the pre-acquisition-related employee service period. Upon the closing of the combination, Nabors owns approximately 53% of the outstanding and issued common shares of C&J, with the remainder held by former Legacy C&J shareholders.

The Merger is being accounted for using the acquisition method of accounting for business combinations. In applying the acquisition method of accounting, Legacy C&J and Nabors were required to determine both the accounting acquirer and the accounting acquiree with the accounting acquirer deemed to be the party possessing the controlling financial interest. Irrespective of Nabors 53% common share ownership in C&J, Legacy C&J and Nabors determined that Legacy C&J possessed the controlling financial interest, based on, among other factors, the presence of a majority of Legacy C&J directors on the C&J board of directors and through the composition of the C&J senior management consisting almost entirely of the executive officers of Legacy C&J. Legacy C&J and Nabors therefore concluded the business combination should be treated as a reverse acquisition with Legacy C&J as the accounting acquirer.
C&J financed the cash portion of the Merger under its new Credit Agreement which provides for senior secured debt in an aggregate principal amount of $1.66 billion. See Note 2 – Long-Term Debt and Capital Lease Obligations for further discussion on the Company’s Credit Agreement.
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
The preliminary purchase price was initially allocated to the net assets acquired during the first quarter of 2015 and subsequently adjusted during the second quarter 2015 measurement period based upon revised estimated fair values, as follows (in thousands):

	Amounts Recognized as of Merger Date	Measurement Period Adjustments (1)	Estimated Fair Value
Accounts Receivable	$262,973	$—	$262,973
Inventory	35,491	(2,383)	33,108
Other current assets	8,857	(179)	8,678
Property, plant and equipment	1,024,622	(35,100)	989,522
Goodwill	444,162	55,251	499,413
Other intangible assets	28,300	—	28,300
Other assets	11,171	(7)	11,164
Total assets acquired	1,815,576	17,582	1,833,158
Accounts Payable	(195,913)	22,481	(173,432)
Other current liabilities	(23,813)	(22,391)	(46,204)
Deferred income taxes	(187,515)	(17,672)	(205,187)
Total liabilities assumed	(407,241)	(17,582)	(424,823)
Net assets acquired	$1,408,335	$—	$1,408,335

(1) The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, including income taxes. The measurement period adjustments were recorded to reflect new information obtained about facts and

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

circumstances existing as of the date the Merger was consummated and did not result from intervening events subsequent to that date.
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

	Estimated Useful Lives
Land	Indefinite	$28,875
Building and leasehold improvements	2-25	76,655
Office furniture, fixtures and equipment	2-5	2,901
Machinery & Equipment	2-10	490,967
Transportation equipment	2-5	345,105
Construction in progress		45,019

Property, plant and equipment		$989,522

Other intangibles have a total value of $28.3 million with a weighted average amortization period of approximately 8.7 years. These intangible assets consist of developed technology of $20.2 million, which are amortizable over 5 – 15 years, trade name of $7.1 million, amortizable over ten years, and non-compete agreements of $1.0 million, amortizable over five years. The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill was allocated between C&J’s Completion Services and Well Support Services segments on the basis of historical levels of EBITDA with $149.9 million allocated to Completion Services and $349.5 million allocated to Well Support Services. The goodwill recognized as a result of the Merger is primarily attributable to the increased economies of scale, capabilities, resources and geographic footprint of the combined company as well as the cost savings opportunities as C&J capitalizes on synergies from the new combined company. The tax deductible portion of goodwill and other intangibles is $60.8 million and $22.3 million, respectively.
The Company has treated the Merger as a non-taxable transaction. Such treatment results in the acquired assets and liabilities having carryover basis for tax purposes. A deferred tax liability in the amount of $205.2 million was recorded to account for the differences between the preliminary purchase price allocation and carryover tax basis.
Acquisition-related costs associated with the Merger were expensed as incurred and totaled $32.2 million for the six months ended June 30, 2015 and are included in Selling, general and administrative expenses.
The results of operations for the C&P Business that have been included in C&J's consolidated financial statements from the March 24, 2015 acquisition date through June 30, 2015 include revenue of $339.3 million and a net loss of $(14.4) million. The following unaudited pro forma results of operations have been prepared as though the Merger was completed on January 1, 2014. Pro forma amounts are based on the preliminary purchase price allocation of the acquisition and are not necessarily indicative of results that may be reported in the future (in thousands, except per share data):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenues	$1,277,741	$1,721,833
Net income (loss)	(129,444)	13,146
Net income (loss) per common share:
Basic	$(1.10)	$0.11
Diluted	$(1.10)	$0.11

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition of Artificial Lift Provider
On May 18, 2015, the Company acquired all of the outstanding equity interests of ESP Completion Technologies LLC, a manufacturer of wellheads, artificial lift completion tools and electric submersible pumps ("Artificial Lift Provider") for approximately $34.0 million consisting of cash of approximately $13.6 million, a holdback of $6.0 million, and an earn-out valued at approximately $14.4 million, subject to customary working capital adjustments following closing. Artificial Lift Provider's results of operations since the date of the acquisition through June 30, 2015, specifically including revenue of $0.4 million and a net loss of ($0.8) million, have been included in the Company’s consolidated financial statements and are reflected in "Other Services" in Note 6 – Segment Information.
The purchase price was allocated to the net assets acquired based upon their estimated fair values, as follows (in thousands):

Current assets	$6,217
Property, plant and equipment	2,529
Goodwill	24,306
Other intangible assets	5,172
Total assets acquired	38,224
Current liabilities	(1,927)
Deferred income taxes	(2,067)
Other Liabilities	(276)
Total liabilities assumed	(4,270)
Net assets acquired	$33,954
If Artificial Lift Provider is able to achieve certain levels of EBITDA over a three-year period, the Company will be obligated to make future tiered payments of up to $29.5 million. This could result in a maximum total purchase price of $49.1 million. The potential payment is considered contingent consideration. At the acquisition date, the fair value of this earn-out was determined using a Monte Carlo simulation discounted cash flow model over many simulated possible future outcomes which yielded a value of $14.4 million. The earn-out will be remeasured on a fair value basis each quarter until the contingent consideration is paid or expires. At June 30, 2015, the current portion of the earn-out totaled $5.5 million and is included in "Other current liabilities," and the long-term portion of $8.9 million is included in "Other long-term liabilities" in the Company's consolidated statements of financial position.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•	our future revenue, income and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services, including through term contacts and/or pricing agreements;

•	our operating cash flows, the availability of capital and our liquidity;

•	our ability to comply with the financial covenant ratios contained in our debt instruments;

•	our ability to execute our long-term growth strategy, including expansion into new geographic regions and business lines;

•	our plan to continue to focus on international growth opportunities, and our ability to successfully execute and capitalize on such opportunities;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•	the timing and success of future acquisitions and other strategic initiatives and special projects;

•	future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures; and

•	our ability to successfully integrate our company with the recently acquired completion and production services business of Nabors Industries Ltd.
Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks associated with the following:

•
the cyclical nature and volatility of the oil and gas industry, which impacts the level of exploration, production and development activity and spending patterns by the oil and gas exploration and production industry;

•
a decline in, or substantial volatility of, crude oil and gas commodity prices, which generally leads to decreased spending by our customers and negatively impacts drilling and production activity and therefore impacts demand and pricing for our services and negatively impacts our results of operations, including potential impairment charges;

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

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “Risk Factors” in Part I, Item A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (as amended by Amendment No. 1 thereto), as updated in the section entitled "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015; and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (as amended by Amendment No. 1 thereto). Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

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
Overview
Effective as of March 24, 2015, we completed the combination of C&J Energy Services, Inc. (“Legacy C&J”) with the completion and production services business (the “C&P Business”) of Nabors Industries Ltd. (“Nabors”) pursuant to that certain Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of June 25, 2014, by and among Legacy C&J, Nabors, Nabors Red Lion Limited (subsequently renamed C&J Energy Services Ltd., “New C&J”), Nabors CJ Merger Co. and CJ Holding Co. Under the terms of the Merger Agreement, Nabors separated the C&P Business from the rest of its operations and consolidated this business under New C&J. A Delaware subsidiary of New C&J then merged with and into Legacy C&J, with Legacy C&J continuing as the surviving corporation and a direct wholly owned subsidiary of New C&J (such transactions referred to collectively as the “Merger”). After giving effect to the Merger, Nabors owned approximately 53% of our outstanding common shares, with Legacy C&J shareholders owning the remaining 47% of our outstanding common shares.
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
Our results for the first quarter of 2015 include the financial and operating results of Legacy C&J for the entire period and the C&P Business for the eight-day period from the Effective Time through March 31, 2015. Results for periods prior to March 24, 2015 reflect the financial and operating results of Legacy C&J exclusively, and do not include the financial and operating results of the C&P Business. Accordingly, comparisons of our second quarter 2015 results to prior periods may not be meaningful. Unless the context indicates otherwise, as used herein, the terms “we”, “us”, “our”, “the Company”, “C&J”, or like terms refer to Legacy C&J and its subsidiaries when referring to time periods prior to the Effective Time and refer to New C&J and its subsidiaries (which include Legacy C&J and its subsidiaries) when referring to time periods subsequent to the Effective Time.
As a result of the Merger, we are one of the largest, integrated providers of completion and production services in North America. We are led primarily by the individuals who served as Legacy C&J’s executive officers prior to the completion of the Merger. We provide a full range of well construction, well completions, well support and other complementary oilfield services to oil and gas exploration and production companies primarily in North America. Our services, which are involved in the entire life cycle of the well, include directional drilling, cementing, hydraulic fracturing, cased-hole wireline, coiled tubing, rig services, fluids management services and other special well site services. We operate in most of the major oil and gas producing regions of the continental United States and Western Canada. We also have an office in Dubai and we are working to establish an operational presence in key countries in the Middle East.
Our operating and financial performance reflects the early and growing impact of our growth strategy and our investment in strategic initiatives designed to strengthen, expand and diversify our company through service line diversification, vertical integration and technological advancement. In implementing our acquisition strategy, in addition to the Merger, we acquired an equipment manufacturing business in 2011 and a data acquisition and control systems business in 2013. We utilize the equipment and products manufactured by these vertically integrated businesses in our day-to-day operations, and we also sell them to third-party customers in the global energy services industry. Additionally, in May 2015, we acquired a business that designs, manufactures and installs electrical submersible pump systems and accessories primarily for artificial lift applications, which are primarily used during the completion and production lifecycle of a well. Through this business we are selling a variety of products that support artificial lift installations globally to both operators and service companies, and we are developing a line of electrical submersible pump systems that are optimized for the small casing sizes typical of long horizontal wells. During 2013, we also began organically developing a specialty chemicals supply business for completion and production services. We source many of the chemicals and fluids used in our hydraulic fracturing operations through this business, which provides cost savings to us and also gives us direct control over the design, development and supply of these products. Additionally, we have taken a multi-faceted, integrated approach to developing our directional drilling capabilities. In April 2013, we acquired a provider of directional drilling technology and related downhole tools. Building on that technology, during the first half of 2014 we began manufacturing premium drilling motors in-house and during the second quarter of 2014 we introduced our directional drilling services line to customers as a new service offering.

Over the last several years we have also significantly invested in our research and technology capabilities, including the development of a state-of-the-art research and technology center with a team of engineers and support staff. We believe that one of the strategic benefits of this division is the ability to develop and implement new technologies and respond to changes in customers’ requirements and industry demand. Our efforts to date have been focused on developing innovative, fit-for-purpose solutions designed to enhance our core service offerings, increase completion efficiencies, provide cost savings to our operations and add value for our customers. Several of our research and technology initiatives are now generating monthly cost savings for our expanded, integrated completion services operations, which is central to our overall strategy of proactively managing our costs to maximize returns. We believe these capabilities also provide a competitive advantage as customers look for innovative means for extracting oil and gas in the most economical and efficient way possible.
Reportable Segments
Following the closing of the Merger, we operate in three reportable business segments, which align with the operation and management of our new combined company today:
1. Completion Services, which includes the hydraulic fracturing services, cased-hole wireline services, coiled tubing services and other well stimulation services of both Legacy C&J and the C&P Business.
2. Well Support Services, which includes services acquired with the C&P Business, specifically including rig services, fluid management services and other special well site services.
3. Other Services, which include Legacy C&J’s smaller service lines and divisions, including directional drilling services, equipment manufacturing and repair, specialty chemicals sales and research and technology, as well as the C&P Business’ cementing services. We manage several of our vertically integrated business through our research and technology division, including our data acquisition and control instruments provider and recently acquired artificial lift applications provider. Costs associated with general corporate activities and intersegment eliminations are also included in this Other Services segment.
Each of our reportable segments are described in more detail below. For additional financial information about our reportable segments, see Note 6 – Segment Information in Part I, Item 1 “Financial Statements and Supplementary Data” in this Quarterly Report.
Completion Services
Our Completion Services segment consists of the following service lines: (1) hydraulic fracturing; (2) cased-hole wireline, which includes wireline logging, perforating, pressure pumping ,wellsite make-up and pressure testing and other complementary services; and (3) coiled tubing and other well stimulation services, including nitrogen, pressure pumping and thru-tubing services. The majority of revenue for this segment is generated by our hydraulic fracturing services line.

Management evaluates our Completion Services segment operations’ performance and allocates resources primarily based on Adjusted EBITDA because it provides important information to us about the activity and profitability of our lines of business within this segment. Adjusted EBITDA is a non-GAAP financial measure computed as total earnings before net interest expense, income taxes, depreciation and amortization, other income (expense), net, net gain or loss on disposal of assets, acquisition-related costs, and non-routine items.
Second quarter 2015 revenue from our Completion Services segment was $332.5 million, representing approximately 65.1% of our total revenue, with Adjusted EBITDA of $24.5 million; compared to $371.0 million of revenue and $49.8 million of Adjusted EBITDA in the first quarter of 2015, and $362.4 million of revenue and $78.2 million of Adjusted EBITDA in the second quarter of 2014.

Revenue and Adjusted EBITDA from our Completion Services segment were negatively impacted by significantly lower utilization and pricing levels across our service lines resulting from continued weakness in demand for our services and the extremely competitive market environment caused by the continued decline in U.S. onshore drilling and completion activity. Revenue from our hydraulic fracturing services was also negatively impacted by certain highly active customers electing to provide their own sand, and also chemicals in some cases, during the quarter.

Activity fell in March, followed by a subsequent severe drop in April, with continued weakness throughout the second quarter, accompanied by persistent pricing pressure. To support utilization and protect market share, substantial pricing concessions were necessary in all of our service lines within our Completion Services segment, particularly in our hydraulic fracturing operations. The pressure pumping market continues to experience the most intense competition, and we have encountered varying degrees of unsustainable efforts by certain of our competitors who are willing to work at a significant loss to maintain utilization. While we have made pricing concessions, we have maintained a long-term perspective and stayed true to our value-driven operating philosophy, electing to stack equipment where it did not make strategic or economic sense to continue operating and supporting utilization of deployed assets by focusing on the quality and efficiency of our service execution while collaborating with our customers on pricing.

In response to deteriorating industry conditions, we worked with our supply chain to adjust costs to reflect the current market, implemented aggressive cost control measures and aligned our assets with industry demand. The increasing effects of reductions in input costs for key consumables that we obtained earlier in the year facilitated our ability to work with our customers on pricing. Our efforts to improve our cost structure and streamline our business were augmented by our greater scale and the implementation of our integration program, which delivered consolidation and restructuring opportunities as well as synergy savings. We also benefited from the growing effects of cost savings attributable to our research and technology initiatives.

With respect to the third quarter, our Completion Services segment has continued to face significant challenges and we do not expect the market environment to meaningfully improve absent a significant rise in commodity prices. As commodity prices have remained weak and recently dipped, we have seen some customers pause to re-evaluate their activity levels. We are keeping a sharp focus on managing our operations and controlling costs, including reducing resources where the market is not sustainable, repositioning assets where activity and pricing are strongest and ensuring a strategic presence in key operating areas to protect market share and establish a competitive position to capitalize on viable opportunities. We believe our greater scale combined with our research and technology initiatives provide us with a platform to further improve our cost structure and increase efficiency, which will help us defend and grow market share across all of our Completion Services segment's service lines.
Well Support Services
Our Well Support Services segment, which was acquired as part of the C&P Business, consists of the following service lines: (1) rig services, including providing workover and well servicing rigs that are involved in routine repair and maintenance, completions, re-drilling and plug and abandonment operations; (2) fluid management services, including manufacturing, transportation, storage and disposal services for fluids used in the drilling, completion and workover of oil and gas well; and (3) other special well site services. Our rig services line is the greatest driver of revenue for this segment.

With respect to our rig services, the workover services that we provide are designed to enhance the production of existing wells and generally are more complex and time consuming than normal maintenance services. Workover services can include deepening or extending wellbores into new formations by drilling horizontal or lateral wellbores, sealing off depleted production zones and accessing previously bypassed production zones, converting former production wells into injection wells for enhanced recovery operations and conducting major subsurface repairs due to equipment failures. Workover services may last from a few days to several weeks, depending on the complexity of the workover. Maintenance services provided with our rig fleet are generally required throughout the life cycle of an oil or gas well. Examples of these maintenance services include routine mechanical repairs to the pumps, tubing and other equipment, removing debris and formation material from wellbores, and pulling rods and other downhole equipment from wellbores to identify and resolve production problems. Maintenance services are generally less complicated than completion and workover related services and require less time to perform. Our rig fleet is also used in the process of permanently shutting-in oil or gas wells that are at the end of their productive lives. These plugging and abandonment services generally require auxiliary equipment in addition to a well servicing rig. The demand for plugging and abandonment services is not significantly impacted by the demand for oil and gas because well operators are required by state regulations to plug wells that are no longer productive.

With respect to our fluid management services, we provide transportation and well-site storage services for various fluids utilized in connection with drilling, completions, workover and maintenance activities. We also provide disposal services for fluids produced subsequent to well completion. These fluids are removed from the well site and transported for disposal in saltwater disposal wells owned by us or a third party. Demand and pricing for our fluid management services generally correspond to demand for our rig services.
At this time we are still reviewing and evaluating our recently acquired Well Support Services operations, and we have not yet identified the most important performance measures for the lines of business within this segment. We initially focused, and currently continue to focus, on Adjusted EBITDA as a key indicator of this segment’s financial condition and operating performance. We are now also focusing on activity levels for our Well Support Services operations primarily through rig and trucking hours.  The following table presents rig and trucking hours for our Well Support Services for the second quarter of 2015 (dollars in millions):

Three Months Ended
June 30, 2015

Revenue	$153.1
Adjusted EBITDA	$22.2
Total rigs	519
Total rig hours	147,863
Total trucks	1,473
Total truck hours	569,621
Second quarter 2015 revenue from our Well Support Services segment was $153.1 million, representing approximately 29.9% of our total revenue, with Adjusted EBITDA of $22.2 million. The C&P Business’ well servicing operations, now constituting our Well Support Services segment, contributed $16.1 million of revenue and $4.3 million of Adjusted EBITDA for the first quarter of 2015 during the eight-day period following the Effective Time of the Merger through March 31, 2015.
As with our Completion Services segment, results from our Well Support Services segment were negatively impacted by lower utilization and pricing to varying degrees across all service lines and operating markets driven by due to the sustained weakness in commodity prices. We supported utilization and protected market share through pricing concessions, while repositioning resources in line with market conditions and customer demand. Immediately following the March 2015 acquisition of this business, we focused on restructuring the organization to maximize utilization, lower input costs and optimize operational efficiencies, including through organizational upgrades and adjustments in headcount, facilities and asset base. The steps we have taken are already benefiting our Well Support Services segment and we are continuing to pursue operational improvement to ensure that we are performing at the highest level both in this environment and when the market recovers.

Market conditions have remained depressed entering the third quarter of 2015. Our customers continue to focus on lowering their costs due to the continued weakness in commodity prices, and we intend to continue working with them to sustain utilization and capitalize on strategic opportunities.
Other Services
The Other Services segment is comprised of Legacy C&J’s smaller service lines and divisions, including directional drilling, equipment manufacturing and repair, specialty chemical sales and research and technology, as well as the C&P Businesses' cementing operations. We manage several of our vertically integrated business through our research and technology division, including our data acquisition and control instruments provider and our recently acquired artificial lift applications provider (as discussed below). Also included in the Other Services are intersegment eliminations and costs associated with activities of a general corporate nature.
Second quarter 2015 revenue from our Other Services segment was $25.6 million representing approximately 5.0% of our total revenue, with Adjusted EBITDA of $(26.3) million; compared to $14.1 million of revenue with $(22.3) million of Adjusted EBITDA in the first quarter of 2015, and $5.5 million of revenue with Adjusted EBITDA of $(25.4) million in the second quarter of 2014. The first quarter 2015 results included the C&P Business’ cementing operations for the eight-day period following the Effective Time of the Merger through March 31, 2015.
On May 18, 2015, we acquired an integrated business that designs, manufactures and installs electrical submersible pump systems and accessories primarily for artificial lift applications, for approximately $34.0 million consisting of cash of approximately $13.6 million, a holdback of $6.0 million, and an earn-out valued at approximately $14.4 million, subject to customary working capital adjustments following closing. In addition to offering a wide variety of products that support artificial lift installations, we are also developing a line of electrical submersible pump systems that are optimized for the small casing sizes typical of long horizontal wells. We believe that this business has significant growth potential, both in the U.S., abroad and also has the potential to provide a competitive advantage for our Well Support Services segment. We intend to continue investing in its growth. The results of operations from this business since the date of the acquisition through June 30, 2015, specifically including revenue of $0.4 million and a net loss of ($0.8) million, have been included in our consolidated financial statements and are reflected in the results of our Other Services segment. For additional information about this acquisition, see Note 7 – Mergers and Acquisitions in Part I, Item 1 “Financial Statements and Supplementary Data” in this Quarterly Report.
Operating Overview
Our results of operations are driven primarily by deviations in four interrelated, fluctuating variables: (1) the drilling, completion and production activities of our customers, which directly affects the demand for our services; (2) the price we are able to charge for our services, which is driven by the level of demand for our services and equipment capacity in the market; (3) the cost of products and labor involved in providing our services, and our ability to pass those costs on to our customers; and (4) our activity, or “utilization” levels and service performance.
Our operating strategy is focused on maintaining high asset utilization levels to maximize revenue generation while controlling cost to gain a competitive advantage and drive returns. We believe that the quality and efficiency of our service execution and aligning with customers who recognize the value that C&J provides through efficiency gains are central to our efforts to support utilization. Asset utilization is not necessarily indicative of our financial and/or operational performance and should not be given undue reliance. Given the volatile and cyclical nature of activity drivers in the U.S. onshore oilfield services industry, coupled with the varying prices we are able to charge for our services and cost of providing those services, among other factors, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle.
The Baker Hughes U.S. rig count data, which is publicly available on a weekly basis, is widely accepted and used as an indicator of overall exploration and production (“E&P”) company capital spending and resulting oilfield activity levels. Historically, our utilization levels have been highly correlated to U.S. onshore spending by our E&P company customers as a group. Generally, as capital spending by E&P companies increases, drilling, completion and production activity also increases, resulting in increased demand for our services, and therefore more days or hours worked (as the case may be). Conversely, when drilling, completion and production activity levels decline due to lower spending by E&P companies, we generally provide fewer services, which results in fewer days or hours worked (as the case may be). Additionally, during periods of decreased spending by E&P companies, we may be required to discount our rates or provide other pricing concessions to remain competitive and support utilization, which negatively impacts our revenue and operating margins. During periods of pricing weakness for our services, we may not be able to reduce our costs accordingly, and our ability to achieve any cost reductions from our suppliers typically lag the decline in pricing for our services, which could further adversely affect our results. For additional information about factors impacting our business and results of operations, please see “Industry Trends and Outlook” in this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Management evaluates the performance of our operating segments primarily based on Adjusted EBITDA because it provides important information to us about the activity and profitability of our lines of business within this segment and aids us in analytical comparisons for purposes of, among other things, efficiently allocating our assets. Our management team also monitors asset utilization, among other factors, for purposes of assessing our overall activity levels and customer demand. For our Completion Services operations, we measure our asset utilization levels primarily by the total number of days that our asset base works on a monthly basis, based on the available working days per month, which excludes scheduled maintenance days. We generally consider an asset to be working such days that it is at or in transit to a job location, regardless of the number of hours worked or whether it generated any revenue during such time. At this time we are still reviewing and evaluating our recently acquired Well Support Services operations, and we are currently measuring activity levels for our Well Support Services operations primarily by the number of hours our assets work on a monthly basis, based on the available working days per month. Given the variance in revenue and profitability from job to job, depending on the type of service to be performed and the equipment, personnel and consumables required for the job, as well as competitive factors and market conditions in the region in which the services are performed, asset utilization cannot be relied on as indicative of our financial or operating performance. For additional information, see “Reportable Segments” in this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Industry Trends and Outlook
We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on available growth opportunities, we may not be able to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read the factors described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in Part I Financial Information and “Risk Factors” in Part II, Item 1A of this Quarterly Report for additional information about the known material risks that we face.
General Industry Trends
The oil and gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and gas, current and expected future prices for oil and gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by exploration and production companies to their drilling, completion and workover budget. The oil and gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and elsewhere), levels of consumer demand, the availability of pipeline capacity, weather conditions, and other factors that are beyond our control. Declines and sustained weakness in commodity prices, and the consequent negative impact on the level of exploration, development and production activity and capital expenditures by our customers, has adversely affected, and in the future may adversely affect, the demand for our services. This, in turn, negatively impacts our ability to maintain utilization of assets and negotiate pricing at levels generating sufficient margins, especially in our hydraulic fracturing business.
Demand for our services tends to be extremely volatile and cyclical, as it is a direct function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States and, to a lesser extent, in Western Canada. Our customers’ willingness to undertake such activities and expenditures depends largely upon prevailing industry conditions that are influenced by numerous factors which are beyond our control, including, among other things, current and expected future levels of oil and gas prices and the perceived stability and sustainability of those prices, which, in turn, is driven primarily by the supply of, and demand for, oil and gas. Oil and gas prices, and therefore the level of drilling, completion and workover activity by our customers, historically have been extremely volatile and are expected to continue to be highly volatile. For example, within the past year, oil prices have been as high as $106 per barrel and as low as $43 per barrel, declining significantly over the last six months to their lowest levels since 2009. Gas prices declined in 2009 and have remained depressed relative to historical levels.

Declines or sustained weakness in oil and gas prices influences our customers to curtail their operations, reduce their capital expenditures, and request pricing concessions to reduce their operating costs. The demand for drilling, completion and workover services is driven by available investment capital for such activities and in a lower oil and gas price environment, demand for service and maintenance generally decreases as oil and gas producers decrease their activity and expenditures. Because the type of services that we offer can be easily “started” and “stopped,” and oil and gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we typically experience a more rapid decline in demand for our services compared with demand for other types of energy services. A prolonged low level of customer activity will adversely affect the demand for our services and our financial condition and results of operations.
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
Our competitors include many large and small energy service companies, including some of the largest integrated energy services companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can, including by reducing prices for services. Our major competitors for our Completion Services include Halliburton, Schlumberger, Baker Hughes, CalFrac Well Services, Trican, Weatherford International, RPC, Inc., Pumpco, a subsidiary of Superior Energy Services, Frac Tech, Basic Energy Services and Archer, as well as a significant number of regional businesses. Our major competitors for our Well Support Services include Halliburton, Schlumberger, Baker Hughes, Key Energy Services, Basic Energy Services, Superior Energy Services, Precision, Forbes, Pioneer, as well as a significant number of regional businesses.
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

Our second quarter results suffered from continued weakness in demand for our services, with reductions in customer budgets and drilling and completion activity driving severe utilization declines and pricing pressure. Moving into the second quarter, customer activity sharply dropped in April with associated declines in utilization and pricing pressure. Both utilization and pricing levels remained depressed across our Completion Services segment throughout the second quarter of 2015. Our Well Support Services segment also experienced a deterioration in utilization and rates in the second quarter to varying degrees across all service lines and operating markets, although not to the same extent as our Completion Services segment. We believe that we executed well in a tough market by pursuing utilization through the strategic positioning of our equipment and crews while working with customers on pricing and implementing wide-spread cost reductions. Despite lower pricing and its deteriorating impact on revenue, through operational efficiency and aggressive cost management, enhanced by increasing synergy realizations, we limited the severity of the impact on margins.

In response to challenging market conditions, and also as part of our integration plan in anticipation of the Merger, late in the first quarter of 2015 we began to scale back our operations and align our cost structure with activity levels. We stacked idle equipment, reduced headcount, implemented strict cost control measures and negotiated substantial price reductions with suppliers to lower our operating costs. Following the closing of the Merger, we intensified our efforts to streamline our combined company and further improve our cost structure, determined to optimize synergies from the integration of our company at an accelerated pace. Among other measures to control expenses and drive cost savings, the elimination of duplicative personnel and facilities and right-sizing of our business has provided some synergy savings with respect to corporate overhead and administrative expenses. We have also achieved procurement synergy savings from applying the more favorable pricing on key consumables, such as proppant, trucking and chemicals that we obtained earlier in the year to our expanded Completion Services operations. We are continuing to pursuit additional opportunities to reduce our input costs, leveraging our greater scale. Additionally, several of our research and technology initiatives are helping to drive cost savings and generate revenue, which is central to our overall strategy of proactively managing our costs to maximize our returns.

Although the severity and duration of this downturn remains uncertain, absent a significant recovery in commodity prices, we expect that activity and pricing levels will remain depressed, which will negatively impact our financial and operating results. We are actively monitoring the market and managing our business in line with demand for services, and we will make adjustments as necessary to effectively respond to the challenging conditions. Our top priorities remain to drive revenue by maximizing utilization, improve margins through cost controls, protect market share and ensure we are strategically positioned to capitalize on future market improvement. As our customers reduce their service needs and budgets, we will continue to work with them to secure utilization across all of our service lines, while also seeking ways to deliver greater efficiencies and reduce our operating costs. As part of our strategy to support utilization and protect market share, we will keep a strategic presence in each of our operating areas and concentrate assets in markets where activity is strongest. However, we will opt to stack equipment where it does not make economic or strategic sense to continue to operate. We are also maintaining an intense focus on lowering our input and labor costs, driving costs savings and controlling expenses. Even as we seek to reduce costs, we remain committed to investing in key technologies that are designed to lower our cost base for key inputs, enhance synergy savings and improve our operational capabilities and efficiencies. We believe that the strategic investments in research and technology initiatives and vertical integration that we have made, and our efforts to lower our cost base and improve our operational capabilities and efficiencies, provide a competitive advantage in the current market and will lead to improved profitability over the long term. Although we believe that we are prepared for the challenges that lie ahead, the weak activity and pricing environment characterizing this downturn will negatively impact our financial and operating results over the near term. The ultimate impact of the current industry downturn on our company will depend upon various factors, many of which remain beyond our control. Please see “Liquidity and Capital Resources” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Results of Operations
The following is a comparison of our results of operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. Our results for the first quarter of 2015 include the financial and operating results of Legacy C&J for the entire period and the C&P Business for the eight-day period from the Effective Time of the Merger through March 31, 2015. Results for periods prior to March 24, 2015 reflect the financial and operating results of Legacy C&J exclusively, and do not include the financial and operating results of the C&P Business. Accordingly, comparisons of our second quarter 2015 results to prior periods may not be meaningful. In addition to the Merger, we have significantly grown our company since the beginning of 2014 as we executed our long term growth strategy and demonstrated our commitment to diversify and expand our business. As a result of our efforts, as well as market fluctuations, our results for both the first half and second quarter of 2015 are not directly comparable to prior periods.
Following the Effective Time of the Merger, we operate in three reportable business segments, which align with the operation and management of our combined company today: (1) Completion Services segment, (2) Well Support Services segment and (3) Other Services segment. For additional information about our reportable business segments, please see “Reportable Segments” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 – Segment Information in Part I, Item 1 “Financial Statements and Supplementary Data” in this Quarterly Report.
Results for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
The following table summarizes the change in our results of operations for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change
Revenue	$511,165	$367,921	$143,244
Costs and expenses:
Direct costs	439,463	272,041	167,422
Selling, general and administrative expenses	63,006	46,892	16,114
Research and development	4,305	3,593	712
Depreciation and amortization	81,516	25,374	56,142
(Gain) loss on disposal of assets	225	(39)	264
Operating income (loss)	(77,350)	20,060	(97,410)
Other income (expense):
Interest expense, net	(23,864)	(2,195)	(21,669)
Other income (expense), net	1,737	212	1,525
Total other income (expense)	(22,127)	(1,983)	(20,144)
Income (loss) before income taxes	(99,477)	18,077	(117,554)
Provision for income tax (benefit)	(34,356)	6,969	(41,325)
Net income (loss)	$(65,121)	$11,108	$(76,229)
Revenue
Revenue increased $143.2 million, or 38.9%, to $511.2 million for the three months ended June 30, 2015, as compared to $367.9 million for the corresponding prior year period. The increase in revenue was primarily due to our significantly larger asset base and expanded operations following the Effective Time of the Merger and the incremental impact of $307.9 million of revenue attributable to the C&P Business, partially offset by a decrease in revenue of $164.7 million from Legacy C&J due to significantly lower utilization and pricing levels across our Completion Services segment resulting from the extremely competitive market environment caused by the continued decline in U.S. onshore drilling and completion activity.

Direct Costs
Direct costs increased $167.4 million, or 61.5%, to $439.5 million for the three months ended June 30, 2015, compared to $272.0 million for the corresponding prior year period. As a percentage of revenue, direct costs increased to 86.0% for the three months ended June 30, 2015, up from 73.9% for the three months ended June 30, 2014. The increase in direct costs was primarily due to our significantly larger asset base and expanded operations following the Effective Time of the Merger and the resulting additional direct costs of $256.3 million from the C&P Business, partially offset by a $89.9 million decrease in direct cost attributable to Legacy C&J. However, revenue was negatively impacted by overall lower utilization and pricing levels across our service lines resulting from the extremely competitive market environment caused by the continued decline in U.S. onshore drilling and completion activity.
Selling, General and Administrative Expenses (“SG&A”) and Research and Development Expense (“R&D”)
SG&A increased $16.1 million, or 34.4%, to $63.0 million for the three months ended June 30, 2015, as compared to $46.9 million for the corresponding prior year period. Excluding $6.9 million in acquisition-related costs, the remaining increase in SG&A for the second quarter of 2015 was primarily driven by a significant increase in headcount over this twelve-month time period consistent with our growth, partially offset by the implementation of our integration plan following the Effective Time of the Merger and cost control initiatives, which included reductions in headcount and facilities.
We also incurred $4.3 million in R&D for the three months ended June 30, 2015, as compared to $3.6 million for the corresponding prior year period. Several of our research and technology initiatives are generating monthly cost savings to our operations and also helping to generate revenue. Even as we seek to reduce costs, we remain committed to investing in technologies that lower our cost base for key inputs, enhance synergy savings and improve our operational capabilities and efficiencies.
Depreciation and Amortization Expense (“D&A”)

D&A increased $56.1 million, or 221.3%, to $81.5 million for the three months ended June 30, 2015, as compared to $25.4 million for the corresponding prior year period. The increase in D&A was primarily related to our significantly larger asset base following the Effective Time of the Merger.
Interest Expense
Interest expense was $23.9 million for the three months ended June 30, 2015, which increased $21.7 million from $2.2 million for the corresponding prior year period due to higher levels of borrowings in an aggregate principal amount of $1.66 billion in connection with the closing of the Merger.
Income Taxes
We recorded a tax benefit of $34.4 million for the three months ended June 30, 2015, at an effective rate of 34.5%, compared to a tax expense of $7.0 million for the three months ended June 30, 2014, at an effective rate of 38.6%. The decrease was primarily due to a pre-tax loss in the current period which resulted in a tax benefit, as compared to pre-tax income in the prior year. The tax benefit was partially offset by recognition of non-deductible transaction related costs.
Results for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
The following table summarizes the change in our results of operations for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change
Revenue	$912,381	$684,458	$227,923
Costs and expenses:
Direct costs	765,609	506,587	259,022
Selling, general and administrative expenses	127,481	83,302	44,179
Research and development	8,395	6,358	2,037
Depreciation and amortization	118,954	47,244	71,710
(Gain) loss on disposal of assets	(506)	(1)	(505)
Operating income (loss)	(107,552)	40,968	(148,520)
Other income (expense):
Interest expense, net	(29,052)	(3,944)	(25,108)
Other income (expense), net	1,571	378	1,193
Total other income (expense)	(27,481)	(3,566)	(23,915)
Income (loss) before income taxes	(135,033)	37,402	(172,435)
Provision for income tax (benefit)	(39,249)	14,706	(53,955)
Net income (loss)	$(95,784)	$22,696	$(118,480)
Revenue
Revenue increased $227.9 million, or 33.3%, to $912.4 million for the six months ended June 30, 2015, as compared to $684.5 million for the corresponding prior year period. The increase in revenue was primarily due to our significantly larger asset base and expanded operations following the Effective Time of the Merger and the incremental impact of $339.3 million of revenue contributed by the C&P Business, partially offset by a $111.4 million decrease in revenue from Legacy C&J due to significantly lower utilization and pricing levels across our Completion Services segment resulting from the extremely competitive market environment caused by the continued decline in U.S. onshore drilling and completion activity.
Direct Costs
Direct costs increased $259.0 million, or 51.1%, to $765.6 million for the six months ended June 30, 2015, compared to $506.6 million for the same period in 2014, primarily due to our significantly larger asset base and expanded operations following the Effective Time of the Merger and the resulting additional direct costs of $281.5 million from the C&P Business, partially offset by a $23.3 million decrease in direct cost attributable to Legacy C&J.

As a percentage of revenue, direct costs increased to 83.9% for the six months ended June 30, 2015, up from 74.0% for the six months ended June 30, 2014, primarily due to increased competition and significant pricing pressures resulting from the rapid decline in commodity prices.
Selling General and Administrative Expenses (“SG&A”) and Research and Development Expense (“R&D”)
SG&A increased $44.2 million, or 53.0%, to $127.5 million for the six months ended June 30, 2015, as compared to $83.3 million for the corresponding prior year period. Excluding $32.2 million in acquisition-related costs, the remaining increase in SG&A for the six months ended June 30, 2015 was primarily driven by increased headcount over the twelve-month time period consistent with our growth, partially offset by the implementation of our integration plan following the Effective Time of the Merger and cost control initiatives, including reductions in headcount and facilities.
We also incurred $8.4 million in R&D for the six months ended June 30, 2015, as compared to $6.4 million for the corresponding prior year period. Several of our research and technology initiatives are generating monthly cost savings to our operations and also helping to generate revenue. Even as we seek to reduce costs, we remain committed to investing in technologies that lower our cost base for key inputs, enhance synergy savings and improve our operational capabilities and efficiencies.
Depreciation and Amortization Expenses (D&A)
D&A increased $71.7 million, or 151.8%, to $119.0 million for the six months ended June 30, 2015, as compared to $47.2 million for the same period in 2014. The increase in D&A was primarily related to our significantly larger asset base following the Effective Time of the Merger, as well as the deployment of new equipment in Legacy C&J's core service lines.
Interest Expense
Interest expense was $29.1 million for the six months ended June 30, 2015, which increased from the corresponding prior year period due to higher levels of borrowings in an aggregate principal amount of $1.66 billion in connection with the closing of the Merger.
Income Taxes
We recorded a tax benefit of $39.2 million for the six months ended June 30, 2015, at an effective rate of 29.1%, compared to a tax expense of $14.7 million for the six months ended June 30, 2014, at an effective rate of 39.3%. The decrease was primarily due to a pre-tax loss in the current period which resulted in a tax benefit, as compared to pre-tax income in the prior year. The tax benefit was partially offset by recognition of non-deductible transaction related costs.
Liquidity and Capital Resources
Current Financial Condition and Liquidity
As of June 30, 2015, we had a cash balance of approximately $12.3 million, $94.0 million in borrowings outstanding under our Revolving Credit Facility (as defined and discussed below) along with $12.6 million of outstanding letters of credit, and $1.06 billion outstanding under a Term Loan B (as defined and discussed below) comprised of a $573.6 million term loan B-1 and a $483.8 million term loan B-2. We also had $33.4 million in long-term capital lease obligations. The long-term debt balance is net of $56.5 million of original issue discount on the Term Loan B. As of June 30, 2015, the Revolving Credit Facility had $493.4 million available for borrowing and we were in compliance with the financial covenants under our Credit Agreement (as defined and discussed below).
On March 24, 2015, in connection with the closing of the Merger, we entered into a new credit agreement (the “Credit Agreement”), which provides for senior secured credit facilities in an aggregate principal amount of $1.66 billion, consisting of (i) a revolving credit facility in an aggregate principal amount of $600.0 million (“Revolving Credit Facility” or the “Revolver”) and (ii) a term loan B facility (“Term Loan B”) in an aggregate principal amount of $1.06 billion. We simultaneously terminated Legacy C&J’s prior credit agreement, dated as of April 19, 2011, as amended, among Legacy C&J, Bank of America, N.A., as Administrative Agent, and the lenders from time to time party thereto, by replacing it with the new Credit Agreement. We incurred no penalties in connection with such repayment and termination.
We financed the cash portion of the Merger and repaid our previously outstanding revolver debt with $90 million drawn under the Revolving Credit Facility, together with the Term Loan B consisting of a $575.0 million term loan B-1 that matures 5 years after closing and a $485.0 million term loan B-2 that matures 7 years after closing. We calculate that the all-in yield for the Term Loan B should not exceed 8.25% yield to maturity and the interest rate on the borrowings outstanding under the Revolving Credit Facility to be approximately 3%, not including other fees and expenses associated with the revolver. We believe that the all-loan financing structure and debt structure under our Credit Agreement provides the needed financial flexibility to manage through this challenging time for our industry. Please see “ – Description of Our Credit Agreement” below and Note 2 – Long-Term Debt and Capital Lease Obligations in Part I, Item 1 “Financial Information” for additional information about the Credit Agreement.
We generated $103.2 million of cash from operations during the six months ended 2015. Please see “ – Cash Flows” below for information about net cash provided by or used in our operating, investing and financing activities.

Capital expenditures totaled $68.7 million during the second quarter of 2015 and $48.6 million during the first quarter of 2015, with $2.1 million attributable to the C&P Business from the Effective Time of the Merger through March 31, 2015. Accordingly, most of our capital expenditures in the first quarter of 2015 were with respect to Legacy C&J only and anticipated the acquisition of the C&P Business in the Merger. The majority of our capital expenditures during the first half of 2015 consisted of construction costs for previously ordered equipment, as well as capital expenditures related to maintenance of our existing equipment and other activities to extend their useful life. In response to persistently challenging industry conditions, we have significantly scaled back our 2015 capital expenditure plan. As a result, capital expenditures for the second half of 2015 are expected to decline significantly, with our remaining 2015 capital expenditures currently expected to range from $50.0 million to $60.0 million, primarily related to maintenance of our existing equipment.
Our current focus is on reducing our indebtedness and preserving liquidity by lowering our operating expenses, controlling costs, reducing capital expenditures and maximizing collection of receivables. We currently anticipate that the significant decrease in 2015 capital expenditures, coupled with improved working capital management by reducing our days sales outstanding and inventory levels, should allow us to reduce borrowings under our revolving credit facility throughout 2015.
Based on our existing operating performance, we currently believe that our cash flows from operations and existing capital, coupled with borrowings available under our Revolving Credit Facility, will be sufficient to meet our operational and capital expenditure requirements over the next twelve months. Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices and declines in capital and debt markets. Please see “ – Description of Our Credit Agreement” below for additional information about our Revolving Credit Facility; please see “Risk Factors” in Part II, Item 1A of this Quarterly Report for a discussion of potential risks associated with our existing indebtedness and financial covenant structure in light of current market condition.

Sources of Liquidity and Capital Resources
Our primary sources of liquidity include cash flows from operations and borrowings under senior secured debt facilities, including our Credit Agreement. Our primary uses of capital are for the growth of our Company, including the purchase and maintenance of equipment for our core service lines, strategic acquisitions that complement and enhance our business, geographic expansion (both domestic and international) and our ongoing strategic initiatives, most notably including the advancement of our research and technology capabilities and vertical integration. Our capital expenditures, maintenance costs and other expenses have increased substantially over the last few years in line with the significant growth we have achieved and the ongoing execution of our long-term growth strategy.
As a result of the Merger, we have improved financial strength and operational scale, as well as improved liquidity due to a greater combined lending base, coupled with the expected benefit of a lower cost of capital. In connection with the closing of the Merger, we entered into the Credit Agreement, which provides a $600.0 million Revolving Credit Facility. We believe the Revolving Credit Facility will facilitate our ability to maximize the value of our expanded asset base. We believe that this improved liquidity will also allow us to compete more effectively through enhanced access to capital and more readily manage any risk inherent in its business. However, the Credit Agreement contains customary restrictive covenants and financial covenants that may limit our ability to engage in activities that may be in our long-term best interests, including minimum interest coverage and maximum total leverage ratios and covenants that limit our ability create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of assets, make certain restricted payments and investments, enter into transactions with affiliates and prepay certain indebtedness. Please see “ – Description of Our Credit Agreement” below and Note 2 – Long-Term Debt and Capital Lease Obligations in Part I, Item 1 “Financial Information” for additional information about our Credit Agreement. Please also see “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Liquidity Outlook and Future Capital Requirements

The energy services business is capital-intensive, requiring significant investment to maintain, upgrade and purchase equipment to meet our customers’ needs and industry demand. To date, our capital requirements have consisted primarily of, and we anticipate, over the long-term, will continue to be:

•
growth capital expenditures, which are capital expenditures made to acquire additional equipment and other assets, increase our service lines, expand geographically or advance other strategic initiatives for the purpose of growing our business; and

•	capital expenditures related to our existing equipment, such as maintenance and other activities to extend the useful life of partially or fully depreciated assets.

The successful execution of our long-term growth strategy depends on our ability to generate sufficient cash flows and/or raise additional capital as needed. Historically, we have been able to continue to generate solid cash flows in spite of challenging market conditions and our free cash flow and strong balance sheet has allowed us to be flexible with our approach to organic growth and acquisition opportunities. Our ability to fund future growth depends on our performance, which is impacted by factors beyond our control, including financial, business, economic and other factors, such as potential changes in customer preferences and pressure from competitors. Although we believe that we are well-positioned to finance future growth, our current level of indebtedness could limit our ability to finance future growth and adversely affect our operations and financial condition. Additionally, the financial and other restrictive covenants obligations contained in the Credit Agreement may restrict our operational flexibility and limit our ability to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of their assets, make certain restricted payments and investments and prepay certain indebtedness. In the event utilization and pricing levels remain at or near existing levels, we may be unable to comply with one or more financial covenants at some point in the future.  Should we fail to comply with one or more of such financial covenants, among other concerns, we may lose access to our Revolving Credit Facility.  In advance of a potential breach of our financial covenants, we intend to seek a waiver or modification of our financial covenants. We are proactively working with our lending bank group under the Credit Agreement to address potential covenant issues and we expect to come to a resolution that gives us the flexibility to continue to operate the company in normal course over the long term. Please see “ – Description of Our Credit Agreement” below and Note 2 – Long-Term Debt and Capital Lease Obligations in Part I, Item 1 “Financial Information” of this Quarterly Report for additional information about the Credit Agreement; please see “Risk Factors” in Part II, Item 1A of this Quarterly Report for a discussion of potential risks associated with our existing indebtedness and financial covenant structure in light of current market condition.

Over the past two years, we have significantly invested in growing our core service lines through the expansion of our assets, customer base and geographic reach, both domestically and internationally. We have also significantly invested in advancing our ongoing strategic initiatives designed to strengthen, expand and diversify our business, notably including service line diversification, vertical integration and technological advancement. Our continued investments in international expansion and our strategic initiatives has resulted in increased capital expenditures and costs, and as we execute our long-term growth strategy and further develop our strategic initiatives, we anticipate that our costs and expenses will continue to increase. To date, neither our international operations nor our strategic initiatives have contributed significant third-party revenue, however, we expect that they will contribute meaningful third-party revenue over the long term.

Entering 2015 we experienced a slowdown in activity across our customer base as operators reacted to the rapid decline in commodity prices that began during the fourth quarter of 2014. This resulted in increased competition and pricing pressure to varying degrees across our service lines and operating areas. Activity levels across our operations dropped in March and then fell further in April, remaining depressed throughout the second quarter. Our financial and operating performance over the first half of 2015 was negatively impacted by the continued weakness in demand for our services, with reductions in customer budgets and drilling and completion activity driving severe utilization declines and pricing pressure. Although the severity and duration of this downturn remains uncertain, absent a significant recovery in commodity prices, we expect that activity and pricing levels will remain depressed, which will negatively impact our financial and operating results over the near term, in spite of the aggressive actions we have taken, and are taking, to scale back our operations and align our cost structure with the highly competitive market environment.

Given the challenging market conditions currently facing our industry, we significantly scaled back our 2015 capital expenditure plan to focus on capital expenditures related to our existing equipment, including maintenance and other activities purposed to extend the useful life of our assets. We anticipate that this significant decrease in capital expenditures, coupled with improved working capital management by reducing our days sales outstanding and inventory levels, should allow us to reduce borrowings under our revolving credit facility throughout 2015.

Given the investments we have made in expanding our service lines, including through investing in new equipment, coupled with our vertically integrated equipment manufacturing and repair business and research and technology capabilities, we believe that we have built a strong platform that will enable us to perform at the highest level through this current downturn and when the market recovers. With respect to our strategic initiatives, we believe that the strategic investments in vertical integration and our research and technology capabilities that we have made, and our efforts to lower our cost base for key inputs and improve our operational capabilities and efficiencies, will help us manage through this down-cycle. Several of our research and technology initiatives are now generating monthly cost savings to our Completion Services operations and are also helping to generate revenue. Although the financial benefits are still minimal at this time, we believe that these strategic projects will deliver meaningful cost savings to us over the long term. Even as we seek to reduce costs, we remain committed to investing in key technologies that lower our cost base for key inputs, enhance synergy savings and improve our operational capabilities and efficiencies. However, we will continue to monitor the economic environment and demand for our services and adjust our business strategy as necessary to effectively respond to the market. If this current industry downturn persists or worsens, we are prepared to delay further investment in these projects in line with any sustained market weakness and to take the necessary steps to further protect our company and maximize value for all of our shareholders.

Financial Condition and Cash Flows
The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$103,203	$71,723
Investing activities	(821,795)	(174,505)
Financing activities	720,839	107,683
Change in cash and cash equivalents	$2,247	$4,901
Cash Provided by Operating Activities

Net cash provided by operating activities increased $31.5 million for the six months ended June 30, 2015 as compared to the corresponding period in 2014. The increase in operating cash flow was primarily due to positive changes in operating assets and liabilities which included (a) an increase in cash provided from the collection of accounts receivable assumed in the C&P Business acquisition and incremental cash provided by a reduction in our accounts receivable balance from the decline in revenue, partially offset by (b) cash used to satisfy obligations related to accounts payable and accrued liabilities assumed in the C&P Business acquisition and incremental cash used to pay down accounts payable and to a lesser extent to satisfy inventory levels related to vertical integration efforts. The increase in operating cash flow was also partially offset by a decline in net income during the six months ended June 30, 2015, after excluding the effects of changes in noncash items.

Cash Used in Investing Activities

Net cash used in investing activities increased $647.3 million for the six months ended June 30, 2015 as compared to the corresponding period in 2014. This increase was primarily due to the cash consideration of $693.5 million paid at the closing of the Merger for the acquisition of the C&P Business, partially offset by a decline in capital expenditure purchases.

Cash Provided by Financing Activities

Net cash provided by financing activities increased $613.2 million for the six months ended June 30, 2015 as compared to the corresponding period in 2014. The increase is primarily related to proceeds received from our new Credit Agreement to fund the cash consideration portion of the acquisition of the C&P Business at the closing of the Merger as well as to pay off the long-term debt of Legacy C&J.
Description of Our Credit Agreement

In connection with the closing of the Merger, New C&J entered into a Credit Agreement, dated as of March 24, 2015 (as amended by the Amendment described below, the “Credit Agreement”), among New C&J, CJ Lux Holdings S.à r.l. (“Luxco”), CJ Holding Co, Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), Swing Line Lender and an L/C Issuer, and the other lenders party thereto. The Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of $1.66 billion, consisting of (a) the $600.0 million Revolving Credit Facility and (b) the Term Loan B in the aggregate principal amount of $1.06 billion.
The borrowers under the Revolving Credit Facility are New C&J, Luxco and CJ Holding Co. The borrower under the Term Loan B Facility is CJ Holding Co. All obligations under the Credit Agreement are guaranteed by the Company’s wholly-owned domestic subsidiaries, other than immaterial subsidiaries.
Borrowings under the Revolving Credit Facility will mature on March 24, 2020 (except that if any Five-Year Term Loans (described below) have not been repaid prior to September 24, 2019, the Revolving Credit Facility will mature on September 24, 2019). The Term Loan B Facility is comprised of two tranches: a tranche consisting of $573.6 million in aggregate principal amount of term loans as of June 30, 2015 maturing on March 24, 2020 (the “Five-Year Term Loans”) and a tranche consisting of a $483.8 million in aggregate principal amount of term loans as of June 30, 2015 maturing on March 24, 2022 (the “Seven-Year Term Loans”).
Borrowings under the Revolving Credit Facility are non-amortizing. The Term Loan B Facility requires the borrower thereunder to make quarterly amortization payments in an amount equal to 1.0% per annum, with the remaining balance payable on the applicable maturity date.
Amounts outstanding under the Revolving Credit Facility will bear interest based on, at the option of the borrower, the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an applicable margin determined pursuant to a pricing grid ranging from 2.0% to 3.0% in the case of LIBOR loans and 1.0% to 2.0% in the case of base rate loans, based on the ratio of consolidated total indebtedness of New C&J of its subsidiaries to consolidated EBITDA of New C&J and its subsidiaries for the most recent four fiscal quarter period for which financial statements are available (the “Total Leverage Ratio”). The Revolving Credit Facility also requires that the borrowers pay a commitment fee equal to a percentage of unused commitments which varies based on the Total Leverage Ratio.
Five-Year Term Loans outstanding under the Term Loan B Facility will bear interest based on, at the option of the borrower, LIBOR (which, in the case of the Term Loan B Facility, will be deemed to be no less than 1.0% per annum), plus a margin of 5.5%, or an alternative base rate, plus a margin of 4.5%. Seven-Year Term Loans outstanding under the Term Loan B Facility will bear interest based on, at the option of the borrower, LIBOR (which, in the case of the Term Loan B Facility, will be deemed to be no less than 1.0% per annum), plus a margin of 6.25%, or an alternative base rate, plus a margin of 5.25%. The Term Loan B Facility also contains ‘most favored nation’ pricing protection requiring that if the effective yield (giving effect to, among other things, consent fees paid to the lenders) of the Five-Year Term Loans increases by more than 50 basis points, the effective yield of the Seven-Year Term Loans must increase by the same amount less 50 basis points.
The alternative base rate is equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) LIBOR plus 1.0%
Subject to certain conditions and limitations, the Credit Agreement permits the borrowers to increase the aggregate commitments under the Revolving Credit Facility in a total principal amount of up to $100.0 million.
The Revolving Credit Facility is permitted to be prepaid from time to time without premium or penalty. Five-Year Term Loans are subject to a prepayment premium of 4% for any voluntary prepayments made on or prior to March 24, 2016 and no prepayment premium thereafter. Seven-Year Term Loans will be subject to a prepayment premium of 5% for any voluntary prepayments made on or prior to March 24, 2017 and no prepayment premium thereafter.
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

The Credit Agreement contains financial covenants applicable to the Revolving Credit Facility and the Five-Year Term Loans only, which include (i) a maximum quarterly Total Leverage Ratio of 4.50:1.00 until the quarter ending December 31, 2015, 4.25:1.00 until the quarter ending September 30, 2016 and 4.00:1.00 thereafter; and (ii) a minimum quarterly ratio of consolidated EBITDA of New C&J and its subsidiaries to consolidated interest expense of New C&J and its subsidiaries ("Interest Expense Ratio") of 3.00:1.00. A breach of either the Total Leverage Ratio or the Interest Expense Ratio would constitute an event of default under the Credit Agreement, as a result of which the lenders have the right to refuse to fund borrowings under the Revolving Credit Facility, to terminate the commitments under the Revolving Credit Facility and to accelerate all amounts outstanding under the Credit Agreement. An acceleration under the Credit Agreement could also cause a cross default or cross acceleration of our other outstanding indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under one or more of the affected debt agreements accelerate the maturity of any loans or other debt outstanding, our financial condition and operations are likely to be materially and adversely affected. In such an event, we may be required to refinance all or part of our debt, sell important strategic assets or businesses at unfavorable prices or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all. The inability to refinance the debt or access the capital markets could have a material adverse effect on our financial condition and results from operations.

We were in compliance with all financial covenants under the Credit Agreement as of June 30, 2015. Please read the information included in “Risk Factors” in Part II, Item 1A of this Quarterly Report for a discussion of potential risks associated with our existing indebtedness and financial covenant structure in light of current market conditions.
Other Matters
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of Regulation S-K, as of June 30, 2015.
New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, (“ASU 2015-03”), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is to be applied on a retrospective basis and represents a change in accounting principle. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2015, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014 (as amended).
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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Controls over Financial Reporting.
No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Our management does not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition or results of operations.
In July 2014, following the announcement that Legacy C&J, Nabors, and New C&J had entered into the Merger Agreement, a putative class action lawsuit was filed by a purported shareholder of Legacy C&J challenging the Merger. The lawsuit is styled City of Miami General Employees’ and Sanitation Employees’ Retirement Trust, et al. (“Plaintiff”) v. C&J Energy Services, Inc., et al.; C.A. No. 9980-CB, in the Court of Chancery of the State of Delaware, filed on July 30, 2014 (the “Lawsuit”). Plaintiff in the Lawsuit generally alleges that the board of directors for Legacy C&J breached fiduciary duties of loyalty, due care, good faith, candor and independence by allegedly approving the Merger Agreement at an unfair price and through an unfair process. Plaintiff specifically alleges that the Legacy C&J board directors, or certain of them (i) failed to fully inform themselves of the market value of Legacy C&J, maximize its value and obtain the best price reasonably available for Legacy C&J, (ii) acted in bad faith and for improper motives, (iii) erected barriers to discourage other strategic alternatives and (iv) put their personal interests ahead of the interests of Legacy C&J shareholders. The Lawsuit further alleges that Legacy C&J, Nabors and Red Lion aided and abetted the alleged breaches of fiduciary duties by the Legacy C&J board of directors.
On November 10, 2014, Plaintiff filed a motion for a preliminary injunction. On November 24, 2014, the Court of Chancery entered a bench ruling, followed by a written order on November 25, 2014, that (i) ordered certain members of the Legacy C&J board of directors to solicit for a period of 30 days alternative proposals to purchase Legacy C&J (or a controlling stake in Legacy C&J) that was superior to the Merger, and (ii) preliminarily enjoined Legacy C&J from holding its shareholder meeting until it had complied with the foregoing. The order provided that the solicitation of proposals consistent with the order, and any subsequent negotiations of any alternative proposal that emerges, would not constitute a breach of the Merger Agreement in any respect.
Legacy C&J complied with the Court of Chancery’s order while it simultaneously pursued an expedited appeal of the Court of Chancery’s order to the Supreme Court of the State of Delaware. On November 26, 2014, in response to, and in compliance with, the Court of Chancery’s order, the Legacy C&J board of directors established a special committee, which retained separate legal and financial advisors, to proceed with the ordered solicitation.
On December 19, 2014, following oral argument, the Delaware Supreme Court overturned the decision of the Court of Chancery and vacated the order. As such, Legacy C&J’s special committee immediately discontinued the solicitation required by the order. On March 25, 2015, the C&J Defendants filed a motion to dismiss. Briefing on the motion to dismiss is currently scheduled to commence in September 2015.
We cannot predict the outcome of this or any other lawsuit that might be filed, nor can we predict the amount of time and expense that will be required to resolve the Lawsuit. We believe the Lawsuit is without merit and we intend to defend against it vigorously.

ITEM 1A. RISK FACTORS
In addition to the risks and the other information set forth in this Quarterly Report, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” in Part I, you should carefully consider the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (as amended by Amendment No. 1 thereto), as updated in the section entitled "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
The substantial indebtedness incurred by C&J and its subsidiaries in connection with the Merger could adversely affect our operations and financial condition.
On March 24, 2015, in connection with the closing of the Merger, we entered into a new Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $1.66 billion, consisting of (i) the $600.0 million Revolving Credit Facility and (ii) the $1.06 billion Term Loan B. We financed the cash portion of the Merger and repaid our previously outstanding revolver debt with $90.0 million drawn under the Revolving Credit Facility, coupled with the Term

Loan B comprised of a $575.0 million term loan B-1 that matures 5 years after closing and a $485.0 million term loan B-2 that matures 7 years after closing. Please see “Liquidity and Capital Resources – Description of Our Credit Agreement” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Credit Agreement.
As a result of the above, we currently have a total of approximately $1.1 billion of debt outstanding and still have the ability to incur additional debt in the amount of approximately $493.4 million under the Revolving Credit Facility.
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
Our ability to meet our expense and debt service obligations contained in the Credit Agreement depends on our future performance, which is affected by financial, business, economic and other factors that are beyond our control, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors. Should our revenues decline, we may not be able to generate sufficient cash flow to pay our debt service obligations when due. Additionally, in the event that utilization and pricing levels for our services remain at or near existing levels, we currently expect that we will not be in compliance with one or more of the financial covenants under the Credit Agreement in future periods. In advance of a potential breach of our financial covenants, we intend to seek a waiver or modification of our financial covenants. We are proactively working with our lending bank group under the Credit Agreement to address potential covenant issues, however, there is no certainty that we will be able to obtain such relief or otherwise resolve our covenant issues.
If we are unable to meet our debt service obligations or should we fail to comply with, or obtain relief from, the financial and other restrictive covenants contained in the Credit Agreement, we may trigger an event of default under the Credit Agreement. Upon such an event of default, the lenders may refuse to fund borrowings under the Revolving Credit Facility and will have the right to terminate the commitments under the Revolving Credit Facility and potentially accelerate all amounts outstanding under the Credit Agreement. An acceleration under the Credit Agreement could also cause a cross default or cross acceleration of our other outstanding indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under one or more of the affected debt agreements accelerate the maturity of any loans or other debt outstanding, our financial condition and operations are likely to be materially and adversely affected. In such an event, we may be required to refinance all or part of our debt, sell important strategic assets or businesses at unfavorable prices or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all. The inability to refinance the debt or access the capital markets could have a material adverse effect on our financial condition and results from operations.
We are subject to restrictive debt covenants in our Credit Agreement, which may restrict our operational flexibility.
The Credit Agreement governing our indebtedness contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests, including a maximum Total Leverage Ratio based on net consolidated indebtedness to EBITDA, a minimum Interest Expense Ratio requiring a minimum quarterly ratio of consolidated EBITDA to consolidated interest expense, and restrictive covenants that limit our ability and that of our subsidiaries to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of our assets, make certain restricted payments and investments, enter into transactions with affiliates and prepay certain indebtedness. We were in compliance with all restrictive and financial covenants under the Credit Agreement as of June 30, 2015.

Our ability to continue to comply with these covenants depends on our future performance, which is affected by financial, business, economic and other factors that are beyond our control. Based on projected market conditions and commodity prices, we currently expect that we will not be in compliance with one or more of the financial covenants in future periods. In advance of a potential breach of our financial covenants, we intend to seek a waiver or modification of our financial covenants. We are proactively working with our lending bank group under the Credit Agreement to address potential covenant issues, however, there is no certainty that we will be able to obtain such relief or otherwise resolve our covenant issues.
If we are not successful in reaching a resolution or a waiver of the financial covenants, a breach of either the Total Leverage Ratio or the Interest Expense Ratio would result in an event of default under the Credit Agreement. Upon such an event of default, the lenders may refuse to fund borrowings under the Revolving Credit Facility and will have the right to terminate the commitments under the Revolving Credit Facility and potentially accelerate all amounts outstanding under the Credit Agreement. An acceleration under the Credit Agreement could also cause a cross default or cross acceleration of our other outstanding indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under one or more of the affected debt agreements accelerate the maturity of any loans or other debt outstanding, our financial condition and operations are likely to be materially and adversely affected. In such an event, we may be required to refinance all or part of our debt, sell important strategic assets or businesses at unfavorable prices or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all. The inability to refinance the debt or access the capital markets could have a material adverse effect on our financial condition and results from operations. Please see “Liquidity and Capital Resources – Description of Our Credit Agreement” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Credit Agreement, including the financial and other restrictive covenants contained therein.

Our Credit Agreement has substantial restrictions and financial covenants which we may not be in compliance with in future periods. We may have difficulty obtaining additional credit, which could adversely affect our operations and financial position.
We depend on our Revolving Credit Facility for a portion of our future capital needs. The Credit Agreement governing our Revolving Credit Facility contains restrictive covenants that limit our ability and that of our subsidiaries to create, incur, assume or suffer to existing liens or indebtedness, sell or otherwise dispose of our assets, make certain restricted payments and investments, enter into transactions with affiliates and prepay certain indebtedness. The Credit Agreement also contains financial covenants that require us to maintain certain financial ratios; specifically, we are required to maintain (i) a maximum Total Leverage Ratio based on net consolidated indebtedness to EBITDA of 4.50:1.0 through December 31, 2015, of 4.25:1 through December 31, 2016 and of 4.00:1.0 thereafter; and (ii) a minimum Interest Expense Ratio based on quarterly ratio of consolidated EBITDA to consolidated interest expense of 3.00 to 1.00.
Our ability to comply with the restrictive and financial covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and other events or circumstances, many of which are beyond our control. Our cash flow is highly dependent on utilization levels and pricing for our services, which have declined substantially as demand for our services significantly decreased due to the sustained weakness in commodity prices.
Because the financial covenants are based on trailing twelve month calculations and the current downturn in oil and gas prices began in the late third quarter of 2014, we currently expect that we will not be in compliance with one or both of the financial covenants in near-future periods. In advance of a potential breach of our financial covenants, we intend to seek a waiver or modification of our financial covenants. We are proactively working with our lending bank group under the Credit Agreement to address potential covenant issues, however, there is no certainty that we will be able to obtain such relief or otherwise resolve our covenant issues.
Noncompliance with these financial covenants would result in an event of default under the Credit Agreement and could also cause a cross default or cross acceleration of all our other outstanding indebtedness. If an event of default occurs under the Credit Agreement, or if other debt agreements cross default, and the lenders under one or more of the affected debt agreements accelerate the maturity of any loans or other debt outstanding, our financial condition and operations are likely to be materially and adversely impacted. Moreover, these restrictions may limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our indebtedness impose on us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes share repurchase activity for the six months ended June 30, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under Such Program
January 1 - January 31	—	—	—	—
February 1 - February 28	139,366	$11.46	—	—
March 1 - March 31	358	$12.50	—	—
April 1 - April 30	9,825	$14.80	—	—
May 1 - May 31	57	$17.40	—	—
June 1 - June 30	65,409	$14.35	—	—

(a)
Represents shares that were withheld by us to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares. The value of such shares is based on the closing price of our common shares on the vesting date.

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

10.1
First Amendment to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services Ltd.’s Current Report on Form 8-K, filed on June 8, 2015 (File No. 000-55404)).

10.2
Form of Restricted Share Agreement for Certain Executive Officers with C&J Employment Agreements, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.3
Form of Restricted Share Agreement for Certain Executive Officers with New Employment Agreements, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)) .

10.4
Form of Restricted Share Agreement for Certain Executive Officers with Assumed Employment Agreements, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.12 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.5
Form of Restricted Share Agreement with Restrictive Covenants, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.13 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.6
Form of Restricted Share Agreement with Limited Covenants, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.14 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.7
Form of Restricted Share Agreement for Non-Employee Directors, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.15 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.8
Form of Performance-Based Restricted Share Agreement, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.16 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.9
Form of Nonqualified Share Option Agreement for Replacement Awards, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.17 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.10
Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #1), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.18 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.11
Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #2), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.19 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.12
Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #3), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.20 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.13
Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #4), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.21 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.14
Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #1), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.22 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.15
Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #2), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.23 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.16
Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #3), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.17
Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #4), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.25 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.18*	Form of Participation Agreement for C&J International Middle East FZCO Phantom Equity Arrangement, a sub-plan of the C&J Energy Services 2015 Long Term Incentive Plan.

10.19*
Amendment No. 1 dated as of June 30, 2015 to the Transition Services Agreement dated as of March 24, 2015 is by and between Nabors Industries Ltd., a Bermuda exempted company, and C&J Energy Services Ltd. (formerly known as Nabors Red Lion Limited), a Bermuda exempted company.

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

C&J Energy Services Ltd.

Date:	August 7, 2015	By:	/s/ Randall C. McMullen, Jr.
Randall C. McMullen, Jr.
President, Chief Financial Officer and Director
(Principal Financial Officer)

		By:	/s/ Brian Patterson
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

10.1
First Amendment to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services Ltd.’s Current Report on Form 8-K, filed on June 8, 2015 (File No. 000-55404)).

10.2
Form of Restricted Share Agreement for Certain Executive Officers with C&J Employment Agreements, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.3
Form of Restricted Share Agreement for Certain Executive Officers with New Employment Agreements, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.11 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)) .

10.4
Form of Restricted Share Agreement for Certain Executive Officers with Assumed Employment Agreements, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.12 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.5
Form of Restricted Share Agreement with Restrictive Covenants, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.13 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.6
Form of Restricted Share Agreement with Limited Covenants, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.14 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.7
Form of Restricted Share Agreement for Non-Employee Directors, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.15 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.8
Form of Performance-Based Restricted Share Agreement, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.16 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.9
Form of Nonqualified Share Option Agreement for Replacement Awards, pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.17 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.10
Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #1), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.18 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.11
Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #2), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.19 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.12
Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #3), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.20 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.13
Form of Restricted Share Agreement for Replacement Awards (U.S. Employee Form #4), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.21 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.14
Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #1), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.22 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.15
Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #2), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.23 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.16
Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #3), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.17
Form of Restricted Share Agreement for Replacement Awards (Canadian Employee Form #4), pursuant to the C&J Energy Services 2015 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.25 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q, filed on May 11, 2015 (File No. 000-55404)).

10.18*	Form of Participation Agreement for C&J International Middle East FZCO Phantom Equity Arrangement, a sub-plan of the C&J Energy Services 2015 Long Term Incentive Plan.

10.19*
Amendment No. 1 dated as of June 30, 2015 to the Transition Services Agreement dated as of March 24, 2015 is by and between Nabors Industries Ltd., a Bermuda exempted company, and C&J Energy Services Ltd. (formerly known as Nabors Red Lion Limited), a Bermuda exempted company.

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