Form 10-Q
period 2015-09-30
C&J Energy Services Ltd.
filed 2015-11-06
CIK 1615817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.01 per share, outstanding at November 4, 2015, was 120,344,311.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

-i-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,130	$10,017
Accounts receivable, net of allowance of $6,140 at September 30, 2015 and $2,210 at December 31, 2014	290,497	290,767
Inventories, net	137,516	122,172
Prepaid and other current assets	45,359	29,525
Deferred tax assets	324	8,106
Total current assets	496,826	460,587
Property, plant and equipment, net	1,664,176	783,302
Other assets:
Goodwill	314,410	219,953
Intangible assets, net	151,651	129,468
Deferred financing costs, net of accumulated amortization of $8,286 at September 30, 2015 and $3,662 at December 31, 2014	50,505	3,786
Other noncurrent assets	20,037	15,650
Total assets	$2,697,605	$1,612,746
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$224,030	$229,191
Payroll and related costs	16,017	16,047
Accrued expenses	69,789	30,794
Current portion of long-term debt and capital lease obligations	13,585	3,873
Other current liabilities	2,013	4,926
Total current liabilities	325,434	284,831
Deferred tax liabilities	293,097	193,340
Long-term debt and capital lease obligations, net of original issue discount of $54,459 at September 30, 2015	1,116,345	349,875
Other long-term liabilities	12,127	2,848
Total liabilities	1,747,003	830,894
Commitments and contingencies
Shareholders' equity:
Common shares, par value of $0.01, 750,000,000 shares authorized, 120,361,293 issued and outstanding at September 30, 2015 and 100,000,000 shares authorized, 55,333,392 issued and outstanding at December 31, 2014	1,204	553
Additional paid-in capital	992,715	271,104
Accumulated other comprehensive loss	(2,757)	(45)
Retained earnings (deficit)	(40,560)	510,240
Total shareholders' equity	950,602	781,852
Total liabilities and shareholders’ equity	$2,697,605	$1,612,746
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$427,497	$439,978	$1,339,878	$1,124,436
Costs and expenses:
Direct costs	385,879	319,868	1,151,522	826,494
Selling, general and administrative expenses	60,977	46,134	188,424	129,397
Research and development	4,916	3,450	13,311	9,808
Depreciation and amortization	74,731	28,499	193,685	75,743
Impairment expense	394,191	—	394,191	—
(Gain) loss on disposal of assets	141	16	(365)	15
Operating income (loss)	(493,338)	42,011	(600,890)	82,979
Other income (expense):
Interest expense, net	(28,396)	(2,778)	(57,448)	(6,722)
Other income (expense), net	(2,644)	206	(1,073)	584
Total other income (expense)	(31,040)	(2,572)	(58,521)	(6,138)
Income (loss) before income taxes	(524,378)	39,439	(659,411)	76,841
Income tax expense (benefit)	(69,362)	15,623	(108,611)	30,329
Net income (loss)	$(455,016)	$23,816	$(550,800)	$46,512
Net income (loss) per common share:
Basic	$(3.89)	$0.44	$(5.62)	$0.86
Diluted	$(3.89)	$0.42	$(5.62)	$0.82
Weighted average common shares outstanding:
Basic	117,019	53,950	98,061	53,799
Diluted	117,019	56,804	98,061	56,634
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(455,016)	$23,816	$(550,800)	$46,512

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(1,372)	6	(2,712)	(8)
Comprehensive income (loss)	$(456,388)	$23,822	$(553,512)	$46,504
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Common Shares		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings	Total
	Number of Shares	Amount, at $0.01 par value
Balance, December 31, 2013	54,604	$546	$254,188	$—	$441,417	$696,151
Issuance of restricted shares, net of forfeitures	723	7	(7)	—	—	—
Employee tax withholding on restricted shares vesting	(153)	(2)	(4,376)	—	—	(4,378)
Issuance of common shares for stock options exercised	159	2	831	—	—	833
Tax effect of share-based compensation	—	—	2,118	—	—	2,118
Share-based compensation	—	—	18,350	—	—	18,350
Net income	—	—	—	—	68,823	68,823
Foreign currency translation loss	—	—	—	(45)	—	(45)
Balance, December 31, 2014	55,333	553	271,104	(45)	510,240	781,852
Issuance of common shares, net of issuance costs	62,542	625	709,417	—	—	710,042
Issuance of restricted shares, net of forfeitures	2,662	27	3,003	—	—	3,030
Employee tax withholding on restricted shares vesting	(219)	(2)	(2,618)	—	—	(2,620)
Issuance of common shares for stock options exercised	43	1	294	—	—	295
Tax effect of share-based compensation	—	—	(2,401)	—	—	(2,401)
Share-based compensation	—	—	13,916	—	—	13,916
Net loss	—	—	—	—	(550,800)	(550,800)
Foreign currency translation loss	—	—	—	(2,712)	—	(2,712)
Balance, September 30, 2015 *	120,361	$1,204	$992,715	$(2,757)	$(40,560)	$950,602

*	Unaudited
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(550,800)	$46,512
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	193,685	75,743
Impairment expense	394,191	—
Deferred income taxes	(93,851)	6,690
Provision for doubtful accounts, net of write-offs	4,516	450
Equity in earnings from unconsolidated affiliate	(585)	(399)
(Gain) loss on disposal of assets	(365)	15
Share-based compensation expense	13,916	14,626
Amortization of deferred financing costs	8,680	870
Accretion of original issue discount	4,141	—
Changes in operating assets and liabilities:
Accounts receivable	259,049	(128,142)
Inventory	18,656	(20,082)
Prepaid and other current assets	(8,182)	(2,406)
Accounts payable	(161,708)	94,625
Payroll and related costs and accrued expenses	25,130	21,332
Other	(4,069)	2,844
Net cash provided by operating activities	102,404	112,678
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(141,491)	(222,379)
Proceeds from disposal of property, plant and equipment	2,743	673
Investment in unconsolidated affiliate	—	(3,000)
Payments made for business acquisitions, net of cash acquired	(663,303)	(33,244)
Net cash used in investing activities	(802,051)	(257,950)
Cash flows from financing activities:
Proceeds from revolving debt	271,000	203,000
Payments on revolving debt	(492,000)	(47,000)
Proceeds from term loans	1,001,400	—
Payments on term loans	(5,300)	—
Payments of capital lease obligations	(3,058)	(3,059)
Financing costs	(55,400)	(433)
Proceeds from issuance of common shares for stock options exercised	295	833
Registration costs associated with issuance of common shares	(1,690)	—
Employee tax withholding on restricted shares vesting	(2,620)	(4,331)
Excess tax benefit (expense) from share-based compensation	(2,401)	2,143
Net cash provided by financing activities	710,226	151,153
Effect of exchange rate on cash	2,534	—
Net increase in cash and cash equivalents	13,113	5,881
Cash and cash equivalents, beginning of period	10,017	14,414
Cash and cash equivalents, end of period	$23,130	$20,295
Supplemental cash flow disclosure:
Cash paid for interest	$44,891	$5,722
Income taxes paid (refunded)	$(11,281)	$15,975
Non-cash investing and financing activity
Capital lease obligations	$—	$25,847
Change in accrued capital expenditures	$(40,172)	$13,413
Non-cash consideration for business acquisition	$735,125	$—
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
Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications. As a result of the Merger, the Company revised its reportable business segments late in the first quarter of 2015. The Company’s revised reportable segments are: (1) Completion Services, which includes the Company's hydraulic fracturing services, cased-hole wireline services, coiled tubing services and other stimulation services; (2) Well Support Services, which includes the Company's rig services, fluids management services, and other special well site services; and (3) Other Services, which includes the Company’s smaller service lines and divisions, such as directional drilling services, cementing services, equipment manufacturing and repair, specialty chemicals sales, and research and technology. The Company manages several of

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

its vertically integrated businesses through its research and technology division, including its data acquisition and control instruments provider and recently acquired artificial lift applications provider.
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
These consolidated financial statements include all accounts of the Company. All significant intercompany transactions and accounts have been eliminated upon consolidation.
The Company’s results for the nine months ended September 30, 2015 include results from the C&P Business from the closing of the Merger on March 24, 2015 through September 30, 2015. Results for periods prior to March 24, 2015 reflect the financial and operating results of Legacy C&J, and do not include the financial and operating results of the C&P Business. Unless the context indicates otherwise, as used herein, the terms “C&J” or the “Company”, or like terms refer to Legacy C&J and its subsidiaries when referring to time periods prior to March 24, 2015 and refer to C&J and its subsidiaries (which include Legacy C&J and its subsidiaries) when referring to time periods subsequent to March 24, 2015.
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
New Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is to be applied on a retrospective basis and represents a change in accounting principle. In addition, in August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15").  ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers ("ASU 2015-14"), which deferred the effective date of ASU 2014-09 for all entities by one year and will be effective for the Company's fiscal year beginning January 1, 2018.  ASU 2015-14 permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out ("LIFO") or the retail inventory method. The guidance will require prospective application at the beginning of the Company's first quarter of fiscal 2018, but permits adoption in an earlier period.  The Company is currently evaluating the impact, if any, of adopting this new accounting guidance on its results of operations and financial position.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for the Company's fiscal year beginning January 1, 2016. The Company is currently evaluating the impact, if any, of adopting this new accounting guidance on its results of operations and financial position.
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
Inventories are stated at the lower of cost or market (net realizable value) on a first-in, first-out basis and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$40,146	$51,374
Work-in-process	24,163	24,408
Finished goods	76,730	47,717
Total inventory	141,039	123,499
Inventory reserve	(3,523)	(1,327)
Inventory, net	$137,516	$122,172

Goodwill, Indefinite-Lived Intangible Assets and Definite-Lived Intangible Assets. Goodwill is allocated to the Company’s three reporting units: Completion Services, Well Support Services and Other Services, all of which are consistent with the presentation of the Company’s three reportable segments. At the reporting unit level, the Company tests goodwill for impairment on an annual basis as of October 31 of each year, or when events or changes in circumstances, referred to as triggering events, indicate the carrying value of goodwill may not be recoverable and that a potential impairment exists.
Judgment is used in assessing whether goodwill should be tested for impairment more frequently than annually. Factors such as unexpected adverse economic conditions, competition, market changes and other external events may require more frequent assessments. During the third quarter of 2015, sustained low commodity price levels and the resulting impact on

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Company’s results of operations, coupled with the sustained weakness in the Company’s share price were deemed triggering events that led to an interim period test for goodwill impairment. See Note 3 - Goodwill and Other Intangible Assets for further discussion on impairment testing results.
Before employing detailed impairment testing methodologies, the Company may first evaluate the likelihood of impairment by considering qualitative factors relevant to each reporting unit, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. If the Company first utilizes a qualitative approach and determines that it is more likely than not that goodwill is impaired, detailed testing methodologies are then applied. Otherwise, the Company concludes that no impairment has occurred. Detailed impairment testing, or Step 1 testing, involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step, or Step 2 testing, includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess, not to exceed the carrying value.
The Company’s Step 1 impairment analysis involves the use of a blended income and market approach. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on each reporting unit. Critical assumptions include projected revenue growth, fleet count, utilization, gross profit rates, SG&A rates, working capital fluctuations, capital expenditures, discount rates, terminal growth rates, and price-to-earnings multiples. The Company’s market capitalization is also used to corroborate reporting unit valuations.
Similar to goodwill, indefinite-lived intangible assets are subject to annual impairment tests or more frequently if events or circumstances indicate the carrying amount may not be recoverable.
Definite-lived intangible assets are amortized over their estimated useful lives. These intangibles are reviewed for impairment when events or changes in circumstances (a triggering event) indicate that the asset may have a net book value in excess of recoverable value. In these cases, the Company performs a recoverability test on its definite-lived intangible assets by comparing the estimated future net undiscounted cash flows expected to be generated from the use of the asset to the carrying amount of the asset for recoverability. If the estimated undiscounted cash flows exceed the carrying amount of the asset, an impairment does not exist and a loss will not be recognized. If the undiscounted cash flows are less than the carrying amount of the asset, the asset is not recoverable and the amount of impairment must be determined by fair valuing the asset.
Revenue Recognition. All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete or the equipment has been delivered to the customer, the amount is fixed or determinable and collectability is reasonably assured, as follows:
Completion Services Segment
Hydraulic Fracturing Revenue. Through its hydraulic fracturing service line, the Company provides hydraulic fracturing services on a spot market basis or pursuant to contractual arrangements, such as term contracts and pricing agreements. Under either scenario, revenue is recognized and customers are invoiced upon the completion of each job, which can consist of one or more fracturing stages. Once a job has been completed to the customer’s satisfaction, a field ticket is written that includes charges for the service performed and the consumables (such as fluids and proppants) used during the course of service. The field ticket may also include charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job, and other miscellaneous consumables.
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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cased-Hole Wireline Revenue. Through its cased-hole wireline service line, the Company provides cased-hole wireline logging, perforating, pressure pumping, well site make-up and pressure testing and other complementary services, on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. The Company typically charges the customer for these services on a per job basis at agreed-upon spot market rates. Revenue is recognized based on a field ticket issued upon the completion of the job.

Coiled Tubing and Other Stimulation Services Revenue. Through its coiled tubing service line, the Company provides a range of coiled tubing and other well stimulation services, including nitrogen, pressure pumping and thru-tubing services, primarily on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the services performed and the consumables (such as stimulation fluids, nitrogen and coiled tubing materials) used during the course of service. The field ticket may also include charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job, and other miscellaneous consumables. The Company typically charges the customer for the services performed and resources provided on an hourly basis at agreed-upon spot market rates.
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
Fluids Management Services Revenue. Through its fluids management service line, the Company primarily provides transportation, storage and disposal services for fluids used in the drilling, completion and workover of oil and gas wells. Rates for these services vary and can be on a per job, per hour or per load basis, or on the basis of quantities sold or disposed. Revenue is recognized upon the completion of each job or load, or delivered product, based on a completed field ticket.
Other Special Well Site Services Revenue. Through its other special well site service line, the Company primarily provides fishing, contract labor, and tool rental services for completion and workover of oil and gas wells. Rates for these services vary and can be on a per job, per hour or on the basis of rental days per month. Revenue is recognized based on a field ticket issued upon the completion of each job or on a monthly billing for rental services provided.

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
With respect to its equipment manufacturing and repair services, specialty chemicals provider, data acquisition and control instruments provider and artificial lift applications provider, the Company generates revenue primarily from the sale of manufactured equipment and products. Revenue is recognized upon the completion, delivery and customer acceptance of each order.
Share-Based Compensation. The Company’s share-based compensation plans provide the ability to grant equity awards to the Company’s employees, consultants and non-employee directors. As of September 30, 2015, only nonqualified stock options and restricted shares had been granted under such plans. The Company values option grants based on the grant date fair value by using the Black-Scholes option-pricing model and values restricted share grants based on the closing price of C&J’s common shares on the grant date. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period. Further information regarding the Company’s share-based compensation arrangements and the related accounting treatment can be found in Note 4 – Share-Based Compensation.
Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and capital lease obligations. The recorded values of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and the revolving credit facility approximate their fair values. The following table compares the carrying value of the Company's term debt instruments to its fair value as of September 30, 2015 (See Note 2 – Long Term Debt and Capital Lease Obligations for further discussion regarding the Company’s senior secured debt facilities):

	September 30, 2015
	Carrying Value	Fair Value
	(In thousands)
Five-Year Term Loans, net of original issue discount	$551,243	$533,690
Seven-Year Term Loans, net of original issue discount	$448,999	$432,750
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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the likelihood and extent that deferred tax assets will be realized, consideration is given to projected future taxable income and tax planning strategies. A valuation allowance is recorded when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.
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
The effective tax rate was a benefit of 16.5% for the nine month period ending September 30, 2015 as compared to a 39.5% provision for the nine month period ending September 30, 2014. The Company realized an income tax benefit for the nine month period ending September 30, 2015 primarily due to a pre-tax loss in the current period, as compared to pre-tax income in the prior year. The effective tax rate, and resulting benefit, is less than the expected statutory rate primarily due to impairment charges in the quarter that were not deductible for tax, the impact of permanent differences on the tax rate, the recognition of non-deductible acquisition-related costs and an adjustment in Legacy C&J’s state deferred taxes, to reflect new state apportionment factors as a result of the Merger.
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

The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations for the applicable periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Numerator:
Net income (loss) attributed to common shareholders	$(455,016)	$23,816	$(550,800)	$46,512
Denominator:
Weighted average common shares outstanding	117,019	53,950	98,061	53,799
Effect of potentially dilutive common shares:
Stock options	—	2,442	—	2,358
Restricted shares	—	412	—	477
Weighted average common shares outstanding and assumed conversions	117,019	56,804	98,061	56,634
Earnings (loss) per common share:
Basic	$(3.89)	$0.44	$(5.62)	$0.86
Diluted	$(3.89)	$0.42	$(5.62)	$0.82
A summary of securities excluded from the computation of basic and diluted earnings (loss) per share is presented below for the applicable periods:

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Basic earnings (loss) per share:
Restricted shares	3,367	1,394	2,378	1,470
Diluted earnings (loss) per share:
Anti-dilutive stock options	4,819	—	3,304	—
Anti-dilutive restricted shares	3,043	—	1,770	—
Potentially dilutive securities excluded as anti-dilutive	7,862	—	5,074	—
Reclassifications. Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows of the Company.
Note 2 - Long-Term Debt and Capital Lease Obligations
Credit Agreement
On March 24, 2015, in connection with the closing of the Merger, the Company entered into a new credit agreement with Bank of America N.A., as administrative agent and other lending parties (the “Original Credit Agreement”). At the closing, the Original Credit Agreement provided for senior secured credit facilities in an aggregate principal amount of $1.66 billion, consisting of (i) a revolving credit facility (“Revolving Credit Facility” or the “Revolver”) in the aggregate principal amount of $600.0 million and (ii) a term loan B facility (“Term Loan B”) in the aggregate principal amount of $1.06 billion. The Company simultaneously repaid all amounts outstanding and terminated Legacy C&J’s prior credit agreement; no penalties were due in connection with such repayment and termination. The borrowers under the Revolver are the Company and certain wholly-owned subsidiaries of the Company, specifically, CJ Lux Holdings S.à. r.l. and CJ Holding Co. The borrower under the Term Loan B is CJ Holding Co. All obligations under the Original Credit Agreement are guaranteed by the Company’s wholly-owned domestic subsidiaries, other than immaterial subsidiaries.

On September 29, 2015, the Company obtained and entered into a waiver and amendments to the Original Credit Agreement (as amended by the amendments, the "Amended Credit Agreement"). The Amended Credit Agreement, among other things, suspends the quarterly maximum Total Leverage Ratio (defined below) and quarterly minimum Interest Coverage Ratio (defined below) covenants set forth in the Original Credit Agreement. The suspension of these financial covenants commenced with the fiscal quarter ending September 30, 2015 and will last through the fiscal quarter ending June 30, 2017. Upon reinstatement of these covenants as of the quarter ending September 30, 2017, the required levels initially will be more lenient than those in effect under the terms of the Original Credit Agreement and will gradually adjust to those prior levels over the subsequent fiscal quarters (see Other Information below). The effectiveness of the covenant suspension is also subject to certain conditions that, among other things, will reduce the capacity of the Company to make investments and restricted payments through the quarter ending December 31, 2017.

The Amended Credit Agreement also provides for new financial covenants that will apply in lieu of the Total Leverage Ratio and Interest Coverage Ratio previously in effect under the Original Credit Agreement, including the following:

•
Implementation of a quarterly minimum EBITDA covenant, commencing with the quarter ending September 30, 2015 and running through the quarter ending June 30, 2017, based on negotiated EBITDA levels and with cushion baskets available for any EBITDA shortfalls through the third quarter of 2016;

•	A permanent reduction in the maximum borrowing capacity under the Revolver from $600 million to $400 million;

•
A collateral coverage covenant running through the quarter ending March 31, 2018, which limits outstanding Revolver borrowings and letters of credit to the greater of (i) $300.0 million and (ii) an amount derived from 80% of Eligible Receivables and 50% of Eligible Inventory (each as defined in the Amended Credit Agreement) (subject to the reduced $400 million borrowing capacity described above);

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Increases to the applicable rate on Revolver borrowings by (i) 50 basis points in the event that the Company’s most recently reported total leverage ratio is greater than 4.00:1.00 and less than or equal to 4.50:1.00 and (ii) 100 basis points in the event that the Company’s most recently reported total leverage ratio is greater than 4.50:1.00; and

•
Quarterly limitations on capital expenditures for the quarter ending December 31, 2015, and annual limitations on capital expenditures for the four fiscal quarter periods ending December 31, 2016 through June 30, 2017.

Revolving Credit Facility

As of September 30, 2015, $94.0 million was outstanding under the Revolver along with $12.6 million of outstanding letters of credit, leaving $193.4 million of available borrowing capacity based on $300 million of availability as a result of the collateral coverage test implemented under the Amended Credit Agreement.

The Revolver matures on March 24, 2020 (except that if any Five-Year Term Loans (as defined below) have not been repaid prior to September 24, 2019, the Revolver will mature on September 24, 2019). Borrowings under the Revolver are non-amortizing.

Amounts outstanding under the Revolver bear interest based on, at the option of the borrower, the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an applicable margin determined pursuant to a pricing grid based on the ratio of consolidated total indebtedness of C&J and its subsidiaries to consolidated EBITDA of C&J and its subsidiaries for the most recent four fiscal quarter period for which financial statements are available (the “Total Leverage Ratio”).

The Revolver also requires that the Company pay a commitment fee equal to a percentage of unused commitments which varies based on the Total Leverage Ratio.

Subject to certain conditions and limitations, the Amended Credit Agreement permits the Company to increase the aggregate commitments under the Revolver in a total principal amount of up to $100.0 million.

The Revolver is permitted to be prepaid from time to time without premium or penalty.
Term Loan B Facility
Borrowings under the Term Loan B are comprised of two tranches: a tranche consisting of $575.0 million in aggregate principal amount of term loans maturing on March 24, 2020 (the “Five-Year Term Loans”) and a tranche consisting of a $485.0 million in aggregate principal amount of term loans maturing on March 24, 2022 (the “Seven-Year Term Loans”). The Company is required to make quarterly amortization payments in an amount equal to 1.00% per annum, with the remaining balance payable on the applicable maturity date. As of September 30, 2015, the Company had borrowings outstanding under the Five-Year Term Loans and the Seven-Year Term Loans of $572.1 million and $482.6 million, respectively.

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

The Term Loan B is required to be prepaid under certain circumstances and exceptions including (i) in the event that C&J and its subsidiaries generate Excess Cash Flow (as defined in the Credit Agreement) in any fiscal year-end, in an amount equal to 50% of the Excess Cash Flow for such fiscal year if the Total Leverage Ratio as of the end of such fiscal year is 3.25:1.00 or greater, (ii) in the event of a sale or other disposition of property by C&J or its subsidiaries, in an amount

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

equal to 100% of the net proceeds of such sale or disposition, subject to customary reinvestment rights and other exceptions, and (iii) in the event of an incurrence of debt not permitted under the Credit Agreement, in an amount equal to 100% of the net proceeds of such debt.

As of September 30, 2015, the weighted average interest rate of borrowings under the Credit Agreement was 6.5%.
Other Information

The Amended Credit Agreement contains customary restrictive covenants (in each case, subject to exceptions) that limit, among other things, the ability of the Company and its subsidiaries to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of their assets, make certain restricted payments and investments, enter into transactions with affiliates, make capital expenditures and prepay certain indebtedness. The Amended Credit Agreement also contains financial covenants applicable to the Revolver and the Five-Year Term Loans only, which include: (i) a maximum Total Leverage Ratio of 5.50:1.00 for the fiscal quarter ending September 30, 2017, 5.00:1.00 for the fiscal quarter ending December 31, 2017, 4.50:1.00 for the fiscal quarter ending March 31, 2018, 4.25:1.00 for the fiscal quarter ending June 30, 2018 and 4.00:1.00 for each fiscal quarter thereafter; (ii) a minimum quarterly ratio of consolidated EBITDA of C&J and its subsidiaries to consolidated interest expense of C&J and its subsidiaries ("Interest Expense Ratio") of 2.50:1.00 for the fiscal quarters ending September 30, 2017 and December 31, 2017, 2.75:1.00 for the fiscal quarter ending March 31, 2018 and 3.00:1.00 for each fiscal quarter thereafter; and (iii) starting September 30, 2015 and until the fiscal quarter ending June, 30, 2017, a Minimum Cumulative Consolidated EBITDA covenant as follows (in thousands):

	Minimum Cumulative Consolidated EBITDA (1)	Cumulative Cushion Amount
Three months ended September 30, 2015	$(15,000)	$10,000
Three months ended December 31, 2015	$10,000	$20,000
Six months ended March 31, 2016	$28,000	$40,000
Nine months ended June 30, 2016	$63,000	$60,000
Twelve months ended September 30, 2016	$121,000	$60,000
Twelve months ended December 31, 2016	$115,000	None
Twelve months ended March 31, 2017	$165,000	None
Twelve months ended June 30, 2017	$205,000	None
(1) Minimum Cumulative Consolidated EBITDA is defined as total earnings (loss) before net interest expense, income taxes, depreciation and amortization, other income (expense), and net gain or loss on disposal of assets, and excludes, among other things, stock based compensation expense, acquisition-related costs, and non-routine items.
The Company may use some or all of the “Cumulative Cushion Amount” set forth above to increase the Cumulative Consolidated EBITDA for the specified given period for purposes of satisfying the Minimum Cumulative Consolidated EBITDA test applicable to such period.  However, in the event the Company utilizes only some of the Cumulative Cushion Amount for such period, any unused amount for such period will not be added to the Cumulative Cushion Amount specified for any future period.
The Company was in compliance with all financial covenants under the Amended Credit Agreement as of September 30, 2015.
In the event utilization and pricing levels remain at or fall below existing levels, the Company may be unable to comply with one or more financial covenants at some point in the future.

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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2015, the Company had $32.7 million in long-term capital lease obligations.
Note 3 - Goodwill and other intangible assets
During the third quarter of 2015, sustained low commodity price levels and the resulting impact on the Company’s results of operations, coupled with the sustained decrease in the Company’s stock price were deemed triggering events that led to an interim period test for goodwill impairment. The Company chose to bypass a qualitative approach and instead opted to employ the detailed Step 1 impairment testing methodologies discussed below.
Income approach
The income approach impairment testing methodology is based on a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. For the Completion Services and Well Support Services reporting units, the future cash flows were projected based on estimates of projected revenue growth, fleet and rig count, utilization, gross profit rates, SG&A rates, working capital fluctuations, and capital expenditures. For the Other Services reporting unit, the future cash flows were projected based primarily on estimates of future demand for manufactured and refurbished equipment as well as parts and service, gross profit rates, SG&A rates, working capital fluctuations, and capital expenditures. Forecasted cash flows for the three reporting units take into account known market conditions as of September 30, 2015, and management’s anticipated business outlook, both of which have been impacted by the sustained decline in commodity prices.
A terminal period was used to reflect an estimate of stable, perpetual growth. The terminal period reflects a terminal growth rate of 2.5% for all three reporting units, including an estimated inflation factor.

The future cash flows were discounted using a market-participant risk-adjusted weighted average cost of capital (“WACC”) of 16.0% for both Completion Services and Other Services and 14.0% for Well Support Services reporting units. These assumptions were derived from unobservable inputs and reflect management’s judgments and assumptions.
Market approach
The market approach impairment testing methodology is based upon the guideline public company method. The application of the guideline public company method was based upon selected public companies operating within the same industry as the Company. Based on this set of comparable competitor data, price-to-earnings multiples were derived and a range of price-to-earnings multiples was determined for each reporting unit. Selected market multiples were 8.0x for all three reporting units.
The fair value determined under the market approach is sensitive to these market multiples, and a decline in any of the multiples could reduce the estimated fair value of any of the three reporting units below their respective carrying values. Earnings estimates were derived from unobservable inputs that require significant estimates, judgments and assumptions as described in the income approach.
The estimated fair value determined under the income approach was consistent with the estimated fair value determined under the market approach. For purposes of the goodwill impairment test, the concluded fair value for each of the three reporting units consisted of a weighted average, with an 80% weight under the income approach and a 20% weight under the market approach.
The results of the Step 1 impairment testing indicated there may be impairment in the Completion Services and Other Services reporting units. The Well Services reporting unit estimated fair value exceeded its carrying value by approximately 11%, and it was concluded that the goodwill balance of $314.4 million was not impaired. As a way to validate the estimated reporting unit fair values, the total market capitalization of the Company was compared to the total estimated fair value of all reporting units, and an implied control premium was derived. Market data in support of the implied control premium was used in this reconciliation to corroborate the estimated reporting unit fair values.
Step 2 of the goodwill impairment testing for the Completion Services and Other Services reporting units was performed during the third quarter of 2015, and the results concluded that there was no value remaining to be allocated to the goodwill associated with these two reporting units. As a result, the Company recognized impairment expense of $343.5 million for the Completion Services reporting unit and $36.9 million for the Other Services reporting unit. The goodwill impairment

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

charge is a preliminary estimate and is subject to change in the fourth quarter of 2015 when the Company finalizes the fair value estimates for these two reporting units.
A decline in the Well Support Services reporting unit cash flow projections or changes in other key assumptions may result in a goodwill impairment charge in the future.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows (in thousands):

	Completion Services	Well Support Services	Other Services	Total
As of December 31, 2014	$206,465	$—	$13,488	$219,953
Acquisitions	137,291	315,648	24,306	477,245
Impairment expense	(343,509)	—	(36,921)	(380,430)
Foreign currency translation and other adjustments	(247)	(1,238)	(873)	(2,358)
As of September 30, 2015	$—	$314,410	$—	$314,410
Indefinite-Lived Intangible Assets
The Company had approximately $13.8 million of intangible assets with indefinite useful lives, which are subject to annual impairment tests or more frequently if events or circumstances indicate the carrying amount may not be recoverable.
As noted above, sustained low commodity price levels and the resulting impact on the Company’s results of operations including its equipment manufacturing business line, coupled with the sustained decrease in the Company’s share price were deemed triggering events that led to a detailed impairment test on the Total Equipment trade name using a relief from royalty method. Based on the results of the impairment testing, the trade name estimated fair value was less than the carrying value by approximately $2.5 million, and it was therefore determined that the trade name was impaired as of September 30, 2015. The Company recorded impairment expense of $2.5 million to reflect the trade name at its fair value. In addition, as part of the valuation performed, the Company determined the trade name no longer possessed an indefinite life. As of September 30, 2015, the trade name is now categorized as a definite-lived intangible asset and will be amortized over its remaining estimated useful life.
The Company’s intangible assets associated with intellectual property, research and development (“IPR&D”) consist of technology that is still in the testing phase, and management continues to actively pursue development and planned marketing of the new technology. Based on the Company's evaluation which includes successful test results within its research and development facilities, it was determined that the IPR&D carry value of $7.6 million was not impaired as of September 30, 2015.
Definite-Lived Intangible Assets
The Company reviews definite-lived intangible assets for impairment when events or changes in circumstances (a triggering event) indicate that the asset may have a net book value in excess of recoverable value. During the third quarter of 2015, as noted above management determined the sustained low commodity price levels coupled with the sustained decrease in the Company’s share price were deemed triggering events that provided indicators that its definite-lived intangible assets may be impaired. The Company performed a recoverability test on all of its definite-lived intangible assets which compares the estimated future net undiscounted cash flows expected to be generated from the use of the asset to the carrying amount of the asset for recoverability. If the estimated undiscounted cash flows exceed the carrying amount of the asset, an impairment does not exist and a loss will not be recognized. If the undiscounted cash flows are less than the carrying amount of the asset, the asset is not recoverable and the amount of impairment must be determined by fair valuing the asset.
Recoverability testing resulted in intangible assets associated with the Company’s equipment manufacturing and research and technology lines of business were not recoverable. The fair value of these assets was determined to be zero, resulting in impairment expense of $11.2 million.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in the carrying amounts of other intangible assets for the nine months ended September 30, 2015 are as follows (in thousands):

	Amortization Period	December 31, 2014	Acquisitions	Impairment Expense	Amortization Expense	Move from Indefinite-Lived to Definite- Lived	Foreign Currency Translation Adjustment	September 30, 2015
Customer relationships	8-15 years	$116,073	$16,400	$(9,594)	$—	$—	$(63)	$122,816
Trade name	10-15 years	29,315	9,900	(253)	—	3,700	(80)	42,582
Developed technology	5-15 years	2,110	19,600	(1,367)	—	—	(436)	19,907
Non-compete	4-5 years	1,810	900	—	—	—	—	2,710
Patents	10 years	—	373	—	—	—	—	373
IPR&D	Indefinite	7,598	—	—	—	—	—	7,598
Trade name - Total Equipment	Indefinite	6,247	—	(2,547)	—	(3,700)	—	—
		163,153	47,173	(13,761)	—	—	(579)	195,986
Less: accumulated amortization		(33,685)	—	—	(10,726)	—	76	(44,335)
Intangible assets, net		$129,468	$47,173	$(13,761)	$(10,726)	$—	$(503)	$151,651
Note 4 - Share-Based Compensation
Equity Plans
In connection with the Merger, the Company approved and adopted the C&J Energy Services 2015 Long Term Incentive Plan (the “2015 LTIP”), effective as of March 23, 2015, contingent upon the consummation of the Merger. The 2015 LTIP served as an assumption of the Legacy C&J 2012 Long-Term Incentive Plan, including the sub-plan titled the C&J International Middle East FZCO Phantom Equity Arrangement (the “2012 LTIP”), with certain non-material revisions made and no increase in the number of shares remaining available for issuance under the 2012 LTIP. Prior to the adoption of the 2015 LTIP, all share-based awards granted to Legacy C&J employees, consultants and non-employee directors were granted under the 2012 LTIP and, following the 2015 LTIP’s adoption, no further awards will be granted under the 2012 LTIP. Awards that were previously outstanding under the 2012 LTIP will continue and remain outstanding under the 2015 LTIP, as adjusted to reflect the Merger. At the closing of the Merger, restricted shares and stock option awards were granted under the 2015 LTIP to certain employees of the C&P Business and approximately 0.4 million C&J common shares underlying those awards were deemed part of the consideration paid to Nabors for the Merger.

The 2015 LTIP provides for the grant of share-based awards to the Company’s employees, consultants and non-employee directors. The following types of awards are available for issuance under the 2015 LTIP: incentive stock options and nonqualified stock options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, performance awards and share awards. As of September 30, 2015 only nonqualified stock options and restricted shares have been awarded under the 2015 LTIP and 2012 LTIP.
A total of 4.3 million shares of common shares were originally authorized and approved for issuance under the 2012 LTIP and on June 4, 2015, the shareholders of the Company approved the First Amendment to the 2015 LTIP, which increased the number of common shares that may be issued under the 2015 LTIP by approximately 3.6 million shares. Approximately 3.6 million common shares remain available for issuance under the 2015 LTIP as of September 30, 2015. The number of common shares available for issuance under the 2015 LTIP is subject to adjustment in the event of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants, rights or debentures, stock dividend, stock split or reverse stock split, cash dividend, property dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or any similar corporate event or transaction. The number of common shares available for

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

issuance may also increase due to the termination of an award granted under the 2015 LTIP, the 2012 LTIP or the Prior Plans (as defined below), by expiration, forfeiture, cancellation or otherwise without the issuance of the common shares.
Prior to the approval of the 2012 LTIP, all share-based awards granted to Legacy C&J’s employees, consultants and non-employee directors were granted under the C&J Energy Services 2006 Stock Option Plan and subsequently under the C&J Energy Services 2010 Stock Option Plans (collectively known as the “Prior Plans”). No additional awards will be granted under the Prior Plans.
Stock Options
The fair value of each option award granted under the 2015 LTIP, the 2012 LTIP and the Prior Plans is estimated on the date of grant using the Black-Scholes option-pricing model. Option awards are generally granted with an exercise price equal to the market price of the Company’s common shares on the grant date. For options granted prior to Legacy C&J’s initial public offering, which closed on August 3, 2011, the calculation of Legacy C&J’s share price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. Additionally, due to the Company’s lack of historical volume of option activity, the expected term of options granted is derived using the “plain vanilla” method. In addition, expected volatilities have been based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. During the nine months ended September 30, 2015, approximately 0.3 million replacement option awards were granted by the Company to employees. No options were granted during the nine months ended September 30, 2014.
As of September 30, 2015, the Company had approximately 5.2 million options outstanding to employees and non-employee directors. Option awards granted under the 2015 LTIP and the Prior Plans expire on the tenth anniversary of the grant date and generally vest over three years of continuous service with one-third vesting on each of the first, second and third anniversaries of the grant date.
Restricted Shares

Restricted shares are valued based on the closing price of the Company’s common shares on the NYSE on the date of grant. During the nine months ended September 30, 2015, approximately 2.8 million restricted shares were granted to employees and non-employee directors under the 2015 LTIP, including approximately 0.6 million replacement restricted shares, at fair market values ranging from $11.38 to $15.10 per share. During the nine months ended September 30, 2014, approximately 0.8 million restricted shares were granted by the Company to employees and non-employee directors at fair market values ranging from $22.65 to $33.14 per share.
To the extent permitted by law, the recipient of an award of restricted shares will have all of the rights of a shareholder with respect to the underlying common shares, including the right to vote the common shares and to receive all dividends or other distributions made with respect to the common shares. Dividends on restricted shares will be deferred until the lapsing of the restrictions imposed on the shares and will be held by the Company for the account of the recipient (either in cash or to be reinvested in restricted shares) until such time. Payment of the deferred dividends and accrued interest, if any, shall be made upon the lapsing of restrictions on the restricted shares, and any dividends deferred in respect of any restricted shares shall be forfeited upon the forfeiture of such restricted shares. As of September 30, 2015, the Company had not issued any dividends.
As of September 30, 2015, the Company had approximately 3.3 million restricted shares outstanding to employees and non-employee directors. Restricted share awards granted under the 2015 LTIP generally vest over a three-year period from the grant date.
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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Other Services
The Other Services segment is comprised of the Company’s smaller service lines and divisions, including directional drilling services, cementing services, equipment manufacturing and repair, specialty chemical sales and research and technology and Middle Eastern operations; the Company manages several of its vertically integrated business through its research and technology division, including its data acquisition and control instruments provider and recently acquired artificial lift applications provider (See Note 7 – Mergers and Acquisitions for further information about this acquisition). Also included in the Other Services are intersegment eliminations and costs associated with activities of a general corporate nature.

The following tables set forth certain financial information with respect to the Company’s reportable segments.

	Completion Services	Well Support Services	Other Services	Total
Three months ended September 30, 2015
Revenue from external customers	$256,907	$150,884	$19,706	$427,497
Adjusted EBITDA	(8,599)	23,613	(26,424)	(11,410)
Depreciation and amortization	52,926	17,366	4,439	74,731
Operating income (loss)	(409,993)	6,067	(89,412)	(493,338)
Capital expenditures	7,573	9,576	7,038	24,187
Nine months ended September 30, 2015
Revenue from external customers	$960,360	$320,102	$59,416	$1,339,878
Adjusted EBITDA	64,440	50,049	(74,986)	39,503
Depreciation and amortization	136,990	45,789	10,906	193,685
Operating income (loss)	(424,274)	3,075	(179,691)	(600,890)
Capital expenditures	86,204	31,721	23,566	141,491
As of September 30, 2015
Total assets	$1,536,036	$868,442	$293,127	$2,697,605
Goodwill	—	314,410	—	314,410
Three months ended September 30, 2014
Revenue from external customers	$434,177	$—	$5,801	$439,978
Adjusted EBITDA	96,922	—	(21,968)	74,954
Depreciation and amortization	26,540	—	1,959	28,499
Operating income (loss)	70,364	—	(28,353)	42,011
Capital expenditures	83,826	—	(263)	83,563
Nine months ended September 30, 2014
Revenue from external customers	$1,108,844	$—	$15,592	$1,124,436
Adjusted EBITDA	238,998	—	(68,389)	170,609
Depreciation and amortization	71,330	—	4,413	75,743
Operating income (loss)	167,622	—	(84,643)	82,979
Capital expenditures	208,099	—	14,280	222,379
As of September 30, 2014
Total assets	$1,312,622	$—	$207,464	$1,520,086
Goodwill	206,464	—	13,802	220,266
Management evaluates segment performance and allocates resources based on total earnings (loss) before net interest expense, income taxes, depreciation and amortization, other income (expense), net gain or loss on disposal of assets, acquisition-related costs, and non-routine items (“Adjusted EBITDA”), because Adjusted EBITDA is considered an important measure of each segment’s performance. In addition, management believes that the disclosure of Adjusted EBITDA as a measure of each segment’s operating performance allows investors to make a direct comparison to competitors, without regard

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to differences in capital and financing structure. Investors should be aware, however, that there are limitations inherent in using Adjusted EBITDA as a measure of overall profitability because it excludes significant expense items. An improving trend in Adjusted EBITDA may not be indicative of an improvement in the Company’s profitability. To compensate for the limitations in utilizing Adjusted EBITDA as an operating measure, management also uses U.S. GAAP measures of performance, including operating income (loss) and net income (loss), to evaluate performance, but only with respect to the Company as a whole and not on a segment basis.
As required under Item 10(e) of Regulation S-K of the Securities Exchange Act of 1934, as amended, included below is a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income (loss), which is the nearest comparable U.S. GAAP financial measure (in thousands) on a consolidated basis for the three and nine months ended September 30, 2015 and 2014, and on a reportable segment basis for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA	$(11,410)	$74,954	$39,503	$170,609
Interest expense, net	(28,396)	(2,778)	(57,448)	(6,722)
Income tax benefit (expense)	69,362	(15,623)	108,611	(30,329)
Depreciation and amortization	(74,731)	(28,499)	(193,685)	(75,743)
Impairment expense	(394,191)	—	(394,191)	—
Other income (expense), net	(2,644)	206	(1,073)	584
(Gain) loss on disposal of assets	(141)	(16)	365	(15)
Acquisition-related costs	(6,488)	(4,426)	(38,647)	(11,841)
Severance, facility closures and other	(3,163)	(2)	(3,727)	(31)
Customer settlement/bad debt write-off	(179)	—	(4,651)	—
Incremental insurance reserve	(3,035)	—	(3,035)	—
Inventory write-down	—	—	(2,822)	—
Net income (loss)	$(455,016)	$23,816	$(550,800)	$46,512

	Three Months Ended September 30, 2015
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$(8,599)	$23,613	$(26,424)	$(11,410)
Interest expense, net	(6)	—	(28,390)	(28,396)
Income tax benefit (expense)	—	—	69,362	69,362
Depreciation and amortization	(52,926)	(17,366)	(4,439)	(74,731)
Impairment expense	(343,508)	—	(50,683)	(394,191)
Other income (expense), net	4	(231)	(2,417)	(2,644)
(Gain) loss on disposal of assets	(76)	—	(65)	(141)
Acquisition-related costs	—	—	(6,488)	(6,488)
Severance, facility closures and other	(1,894)	(491)	(778)	(3,163)
Customer settlement/bad debt write-off	(179)	—	—	(179)
Incremental insurance reserve	(2,810)	311	(536)	(3,035)
Net income (loss)	$(409,994)	$5,836	$(50,858)	$(455,016)

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2015
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$64,440	$50,049	$(74,986)	$39,503
Interest expense, net	(28)	—	(57,420)	(57,448)
Income tax benefit (expense)	—	—	108,611	108,611
Depreciation and amortization	(136,990)	(45,789)	(10,906)	(193,685)
Impairment expense	(343,508)	—	(50,683)	(394,191)
Other income (expense), net	253	(155)	(1,171)	(1,073)
(Gain) loss on disposal of assets	531	—	(166)	365
Acquisition-related costs	—	—	(38,647)	(38,647)
Severance, facility closures and other	(1,286)	(1,496)	(945)	(3,727)
Customer settlement/bad debt write-off	(4,651)	—	—	(4,651)
Incremental insurance reserve	(2,810)	311	(536)	(3,035)
Inventory write-down	—	—	(2,822)	(2,822)
Net income (loss)	$(424,049)	$2,920	$(129,671)	$(550,800)

	Three Months Ended September 30, 2014
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$96,922	$—	$(21,968)	$74,954
Interest expense, net	(35)	—	(2,743)	(2,778)
Income tax benefit (expense)	—	—	(15,623)	(15,623)
Depreciation and amortization	(26,540)	—	(1,959)	(28,499)
Other income (expense), net	91	—	115	206
(Gain) loss on disposal of assets	(16)	—	—	(16)
Acquisition-related costs	—	—	(4,426)	(4,426)
Severance, facility closures and other	—	—	(2)	(2)
Net income (loss)	$70,422	$—	$(46,606)	$23,816

	Nine Months Ended September 30, 2014
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$238,997	$—	$(68,388)	$170,609
Interest expense, net	(101)	—	(6,621)	(6,722)
Income tax benefit (expense)	—	—	(30,329)	(30,329)
Depreciation and amortization	(71,330)	—	(4,413)	(75,743)
Other income (expense), net	208	—	376	584
(Gain) loss on disposal of assets	(15)	—	—	(15)
Acquisition-related costs	—	—	(11,841)	(11,841)
Severance, facility closures and other	(31)	—	—	(31)
Net income (loss)	$167,728	$—	$(121,216)	$46,512

Note 7 - Mergers and Acquisitions
Merger between Legacy C&J and the C&P Business of Nabors

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 24, 2015, Legacy C&J and Nabors completed the combination of Legacy C&J with the C&P Business. The resulting combined company, which has been renamed C&J Energy Services Ltd., is now one of the largest completion and production services providers in North America led by the former management team of Legacy C&J. At the closing of the combination, Nabors received total consideration of $1.4 billion, subject to working capital adjustments, in the form of $688.1 million in cash, $5.5 million in cash to reimburse Nabors for operating assets acquired prior to March 24, 2015, and $714.8 million in C&J common shares. The C&J common share value was based upon Legacy C&J’s closing stock price on March 23, 2015 and consisted of approximately 62.5 million C&J common shares issued to Nabors and approximately 0.4 million designated C&J common shares attributable to replacement restricted share and share option awards issued to certain employees of the C&P Business for the pre-acquisition-related employee service period. Upon the closing of the combination and as of September 30, 2015, Nabors owns approximately 53% of the outstanding and issued common shares of C&J, with the remainder held by former Legacy C&J shareholders.

On September 25, 2015, C&J and Nabors agreed to a working capital adjustment of $43.4 million in favor of C&J, which was accounted for as a reduction to the purchase price of the C&P Business.

The Merger is being accounted for using the acquisition method of accounting for business combinations. In applying the acquisition method of accounting, Legacy C&J and Nabors were required to determine both the accounting acquirer and the accounting acquiree with the accounting acquirer deemed to be the party possessing the controlling financial interest. Irrespective of Nabors 53% common share ownership in C&J, Legacy C&J and Nabors determined that Legacy C&J possessed the controlling financial interest, based on, among other factors, the presence of a majority of Legacy C&J directors on the C&J board of directors and through the composition of C&J senior management consisting almost entirely of the executive officers of Legacy C&J. Legacy C&J and Nabors therefore concluded the business combination should be treated as a reverse acquisition with Legacy C&J as the accounting acquirer.
C&J financed the cash portion of the Merger and repaid previously outstanding revolver debt with borrowings drawn under the Original Credit Agreement which provided for senior secured credit facilities in an aggregate principal amount of $1.66 billion. See Note 2 – Long-Term Debt and Capital Lease Obligations for further discussion on the Company’s Original Credit Agreement and Amended Credit Agreement.
The purchase price has been allocated to the net assets acquired based upon their estimated fair values, as shown below (in thousands). The estimated fair values of certain assets and liabilities, including accounts receivable, inventory, property plant and equipment, other intangible assets, taxes (including uncertain tax positions), and contingencies required significant judgments and estimates. C&J continues to assess the fair values of certain assets acquired and liabilities assumed, including property, plant and equipment, other intangible assets and deferred income taxes. As a result, the provisional measurements associated with these assets and liabilities are preliminary and subject to change during the measurement period and such changes could be material.
Any change in the provisional measurements could impact the amount of goodwill impairment charge the Company records for the 2015 year, as a portion of the goodwill associated with the Merger was allocated to the Completion Services reporting unit. All of the goodwill associated with this reporting unit was written off during the three months ended September 30, 2015.
The preliminary purchase price was initially allocated to the net assets acquired during the first quarter of 2015 and subsequently adjusted during the second and third quarters of 2015 in connection with the measurement period based upon revised estimated fair values, as follows (in thousands):

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amounts Recognized as of Merger Date	Measurement Period Adjustments (1)	Estimated Fair Value
Accounts receivable	$262,973	$—	$262,973
Inventory	35,491	(5,640)	29,851
Other current assets	8,857	(1,494)	7,363
Property, plant and equipment	1,024,622	(65,542)	959,080
Goodwill	444,162	8,777	452,939
Other intangible assets	28,300	13,700	42,000
Other assets	11,171	(56)	11,115
Total assets acquired	1,815,576	(50,255)	1,765,321
Accounts payable	(195,913)	19,632	(176,281)
Other current liabilities	(23,813)	1,223	(22,590)
Deferred income taxes	(187,515)	(14,000)	(201,515)
Total liabilities assumed	(407,241)	6,855	(400,386)
Net assets acquired	$1,408,335	$(43,400)	$1,364,935
(1) The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, including income taxes. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the date the Merger was consummated and did not result from intervening events subsequent to that date.
The fair value and gross contractual amount of accounts receivable acquired on March 24, 2015 was $263.0 million and $296.2 million, respectively. Based on the age of certain accounts receivable, a portion of the gross contractual amount is currently estimated to be uncollectible.
Property, plant and equipment assets acquired consist of the following preliminary fair values (in thousands) and preliminary ranges of estimated useful lives. As with fair value estimates, the determination of estimated useful lives requires judgments and assumptions that are preliminary and subject to change during the measurement period.

	Estimated Useful Lives	Estimated Fair Value
Land	Indefinite	$46,104
Building and leasehold improvements	2-25	73,523
Office furniture, fixtures and equipment	2-5	2,835
Machinery & Equipment	2-10	650,813
Transportation equipment	2-5	140,856
Construction in progress		44,949

Property, plant and equipment		$959,080

Other intangibles have a total preliminary fair value of $42.0 million with a weighted average amortization period of approximately 11 years. These intangible assets consist of developed technology of $19.6 million, amortizable over 5 – 15 years, customer relationships of $13.0 million, amortizable over 15 years, trade name of $8.5 million, amortizable over ten years, and non-compete agreements of $0.9 million, amortizable over five years. The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill was allocated between C&J’s Completion Services and Well Support Services reporting units on the basis of historical levels of EBITDA with $137.3 million allocated to Completion Services and $315.6 million allocated to Well Support Services. The goodwill recognized as a result of the Merger was primarily attributable to the increased economies of scale, capabilities, resources and geographic footprint of the combined company as well as the cost savings opportunities as C&J capitalizes on synergies from the new combined company. The tax deductible portion of goodwill and other intangibles is $60.8 million and $22.3 million, respectively.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has treated the Merger as a non-taxable transaction. Such treatment results in the acquired assets and liabilities having carryover basis for tax purposes. A deferred tax liability in the amount of $201.5 million was recorded to account for the differences between the preliminary purchase price allocation and carryover tax basis.
Acquisition-related costs associated with the Merger were expensed as incurred and totaled $38.6 million for the nine months ended September 30, 2015 and are included in Selling, general and administrative expenses.
The results of operations for the C&P Business that have been included in C&J's consolidated financial statements from the March 24, 2015 acquisition date through September 30, 2015 include revenue of $582.0 million and a net loss of $(186.7) million. The following unaudited pro forma results of operations have been prepared as though the Merger was completed on January 1, 2014. Pro forma amounts are based on the preliminary purchase price allocation of the acquisition and are not necessarily indicative of results that may be reported in the future (in thousands, except per share data):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenues	$1,706,663	$2,771,882
Net income (loss)	$(570,253)	$42,375
Net income (loss) per common share:
Basic	$(4.87)	$0.36
Diluted	$(4.87)	$0.35

Acquisition of Artificial Lift Provider
On May 18, 2015, the Company acquired all of the outstanding equity interests of ESP Completion Technologies LLC, a manufacturer of wellheads, artificial lift completion tools and electric submersible pumps ("Artificial Lift Provider") for approximately $34.0 million consisting of cash of approximately $13.6 million, a holdback of $6.0 million, and an earn-out valued at approximately $14.4 million, subject to customary working capital adjustments following closing. Artificial Lift Provider's results of operations since the date of the acquisition through September 30, 2015, specifically including revenue of $1.8 million and a net loss of $(27.0) million, have been included in the Company’s consolidated financial statements and are reflected in "Other Services" in Note 6 – Segment Information.
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
If Artificial Lift Provider is able to achieve certain levels of EBITDA over a three-year period, the Company will be obligated to make future tiered payments of up to $29.5 million. This could result in a maximum total purchase price of $49.1 million. The potential payment is considered contingent consideration. At the acquisition date, the fair value of this earn-out was determined using a Monte Carlo simulation discounted cash flow model over many simulated possible future outcomes which yielded a value of $14.4 million. The earn-out will be remeasured on a fair value basis each quarter until the contingent consideration is paid or expires. At September 30, 2015, the current portion of the earn-out totaled $5.5 million and is included

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in "Other current liabilities," and the long-term portion of $8.9 million is included in "Other long-term liabilities" in the Company's Consolidated Balance Sheet.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•	our future revenue, income and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services, including in the spot market or through term contacts and/or pricing agreements;

•	our operating cash flows, the availability of capital and our liquidity;

•	our ability to comply with the financial covenant ratios contained in our debt instruments;

•	our ability to execute our long-term growth strategy, including expansion into new geographic regions and business lines;

•	our plan to continue to focus on international growth opportunities, and our ability to successfully execute and capitalize on such opportunities;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•	the timing and success of future acquisitions and other strategic initiatives and special projects;

•	future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures; and

•	our ability to successfully integrate our company with the recently acquired completion and production services business of Nabors Industries Ltd.
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

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “Risk Factors” in Part I, Item A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (as amended by Amendment No. 1 thereto), as updated in the section entitled "Risk Factors" in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015; and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (as amended by Amendment No. 1 thereto). Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

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
Our results for the nine months ended September 30, 2015 include the financial and operating results of Legacy C&J for the entire period and the C&P Business for the eight-day period from the Effective Time through September 30, 2015. Results for periods prior to March 24, 2015 reflect the financial and operating results of Legacy C&J exclusively, and do not include the financial and operating results of the C&P Business. Accordingly, comparisons of our results for periods ending after March 24, 2015 to periods prior to March 24, 2015 may not be meaningful. Unless the context indicates otherwise, as used herein, the terms “we”, “us”, “our”, “the Company”, “C&J”, or like terms refer to Legacy C&J and its subsidiaries when referring to time periods prior to the Effective Time and refer to New C&J and its subsidiaries (which include Legacy C&J and its subsidiaries) when referring to time periods subsequent to the Effective Time.
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
Our operating and financial performance reflects the increasing impact of our growth strategy, including our investments in strategic initiatives designed to strengthen, expand and diversify our company through service line diversification, vertical integration and technological advancement. In implementing our acquisition strategy, in addition to the Merger, we acquired an equipment manufacturing business in 2011 and a data acquisition and control systems business in 2013. We utilize the equipment and products manufactured by these vertically integrated businesses in our day-to-day operations, and we also sell them to third-party customers in the global energy services industry. Additionally, in May 2015, we acquired a business that designs, manufactures and installs electrical submersible pump systems and accessories primarily for artificial lift applications, which are primarily used during the completion and production lifecycle of a well. During 2013, we also began organically developing a specialty chemicals supply business for completion and production services. We source many of the chemicals and fluids used in our hydraulic fracturing operations through this business, which provides cost savings to us and also gives us direct control over the design, development and supply of these products. Additionally, we have taken a multi-faceted, integrated approach to developing our directional drilling capabilities. In April 2013, we acquired a provider of directional drilling technology and related downhole tools. Building on that technology, during the first half of 2014 we began manufacturing premium drilling motors in-house and during the second quarter of 2014 we introduced our directional drilling services line to customers as a new service offering.

Over the last several years we have also significantly invested in our research and technology capabilities, including the development of a state-of-the-art research and technology center with a team of engineers and support staff. We believe that one of the strategic benefits of this division is the ability to develop and implement new technologies and respond to changes in customers’ requirements and industry demand. Our efforts to date have been focused on developing innovative, fit-for-purpose solutions designed to enhance our core service offerings, increase completion efficiencies, provide cost savings to our operations and add value for our customers. Several of our research and technology initiatives are now generating monthly cost savings for our expanded, integrated completion services operations, which is central to our overall strategy of proactively managing our costs to maximize returns. Additionally, several of these investments are already delivering value added products and services that, in addition to producing revenue, are creating increasing demand from key customers. We believe these capabilities can also provide a competitive advantage as customers look for innovative means for extracting oil and gas in the most economical and efficient way possible.
Reportable Segments
Following the closing of the Merger, we operate in three reportable business segments, which align with the operation and management of our new combined company today:
•Completion Services, which includes the hydraulic fracturing services, cased-hole wireline services, coiled tubing services and other well stimulation services of both Legacy C&J and the C&P Business.
•Well Support Services, which includes services acquired with the C&P Business, specifically including rig services, fluid management services and other special well site services.
•Other Services, which include Legacy C&J’s smaller service lines and divisions, including directional drilling services, equipment manufacturing and repair, specialty chemicals sales, research and technology, and Middle East operations, as well as the C&P Business’ cementing services. We manage several of our vertically integrated business through our research and technology division, including our data acquisition and control instruments provider and recently acquired artificial lift applications provider. Costs associated with general corporate activities and intersegment eliminations are also included in this Other Services segment.
Each of our reportable segments is described in more detail below. For additional financial information about our reportable segments, see Note 6 – Segment Information in Part I, Item 1 “Financial Statements and Supplementary Data” in this Quarterly Report.
Completion Services
Our Completion Services segment consists of the following service lines: (1) hydraulic fracturing; (2) cased-hole wireline, which includes wireline logging, perforating, pressure pumping ,well site make-up and pressure testing and other complementary services; and (3) coiled tubing and other well stimulation services, including nitrogen, pressure pumping and thru-tubing services. The majority of revenue for this segment is generated by our hydraulic fracturing services line.

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
Third quarter 2015 revenue from our Completion Services segment was $256.9 million, representing approximately 60.1% of our total revenue, with Adjusted EBITDA of $(8.6) million; compared to $332.5 million of revenue and $24.5 million of Adjusted EBITDA in the second quarter of 2015, and $434.2 million of revenue and $96.9 million of Adjusted EBITDA in the third quarter of 2014.

Revenue and Adjusted EBITDA from our Completion Services segment were negatively impacted primarily by lower overall utilization and pricing levels experienced to varying degrees across our service lines and markets during the quarter, resulting from decreased demand by our customers in an extremely competitive environment caused by the continued decline in U.S. onshore drilling and completion activity. To support utilization and protect market share, pricing concessions were necessary in all of our service lines within our Completion Services segment.
Our hydraulic fracturing services line suffered the most with activity declining significantly in July, stabilizing at low levels in August, and gradually but slightly improving throughout September. Revenue from our hydraulic fracturing services was also negatively impacted by an ongoing trend of certain highly active customers electing to provide their own sand, and also chemicals in some cases, as well as by two unrelated operational issues. With regard to our hydraulic fracturing services, we had two atypical events that were detrimental to our hydraulic fracturing results. First, in an effort to maintain and increase the volume of committed work with one of our most active customers, we aggressively reduced pricing, which resulted in lower than expected margins. Because the reduced pricing arrangement was not in full effect until the end of August, and given the inherent lag of gathering costs and revenue in this division of our business, it was not until post-quarter end that the impact of the price reductions materialized. The second issue occurred when our operations team changed to an alternative lubricant for use with our fluid ends in an effort to reduce costs, but the product did not perform to expectations. Concurrently, we received a shipment of fluid ends that had metallurgical issues, which when combined with the lower quality lubricant resulted in excessive premature fluid end failures and damage to associated parts. As it relates to the third quarter, we believe these problems may have negatively impacted our financial results by as much as an estimated $8.0 to $12.0 million. We are addressing the customer pricing issue with the hope of reaching an acceptable solution and have remedied the equipment situation to the best of our knowledge. With respect to our coiled tubing operations, activity levels improved over the first two months of the third quarter, but declined in September as several major customers delayed previously scheduled jobs to the fourth quarter. However, entering October we experienced an uptick in coiled tubing activity and we expect revenue to improve as we take market share from competitors that have been steadily exiting the market. Wireline activity, although relatively strong, also fell in July and continued to steadily decline over the course of the third quarter, accompanied by increasing pricing pressure. We protected utilization through pricing concessions and gained market share in key areas as competitors either exited the market or lost work due to service quality issues. We also expanded our acidizing business and captured steady remedial work, despite significant competition and pricing pressure.
In response to the continued deterioration in market conditions during the first part of the quarter, we implemented aggressive cost control measures and aligned our assets with industry demand, which included idling excess equipment, further reducing headcount and closing or consolidating facilities. We also continued to work with our supply chain to further adjust costs to reflect the current market. Many of these actions were taken late in the quarter and, accordingly, did not meaningfully impact our results.

With respect to the fourth quarter, our Completion Services segment has continued to face significant challenges. Although we experienced a slight improvement in overall activity in October compared to September, we anticipate that the market will remain challenging through the fourth quarter and we cannot predict the severity of the impact of seasonality on our results. Accordingly, we currently expect fourth quarter revenue from this segment to decline sequentially from the third quarter of 2015. Further, although we anticipate a modest recovery over the course of 2016, we do not expect market conditions to meaningfully improve absent a significant rise in commodity prices. . We are keeping a sharp focus on managing our operations and controlling costs, including reducing resources where the market is not sustainable, repositioning assets where activity and pricing are strongest and ensuring a strategic presence in key operating areas to protect market share and establish a competitive position to capitalize on viable opportunities.
Well Support Services
Our Well Support Services segment, which was acquired in the Merger as part of the C&P Business, consists of the following service lines: (1) rig services, including providing workover and well servicing rigs that are involved in routine repair and maintenance, completions, re-drilling and plug and abandonment operations; (2) fluid management services, including manufacturing, transportation, storage and disposal services for fluids used in the drilling, completion and workover of oil and gas well; and (3) other special well site services. Our rig services line is the greatest driver of revenue for this segment.

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
At this time we are still reviewing and evaluating our recently acquired Well Support Services operations, and we have not yet identified the most important performance measures for the lines of business within this segment. We initially focused, and currently continue to focus, on Adjusted EBITDA as a key indicator of this segment’s financial condition and operating performance. We are now also focusing on activity levels for our Well Support Services operations primarily through rig and trucking hours.  The following table presents rig and trucking hours for our Well Support Services for the third quarter of 2015 (dollars in millions):

Three Months Ended
September 30, 2015

Revenue	$150.9
Adjusted EBITDA	$23.6
Total rigs	519
Total rig hours	156,922
Total trucks	1,442
Total truck hours	546,321
Third quarter 2015 revenue from our Well Support Services segment was $150.9 million, representing approximately 35.3% of our total revenue, with Adjusted EBITDA of $23.6 million, compared to $153.1 million of revenue and $22.2 million of Adjusted EBITDA in the second quarter of 2015.
Activity held fairly steady from the second quarter through the third quarter, with a slight increase in utilization for our well servicing rigs offset by a slight decrease in utilization for our fluid management services. However, revenue declined slightly from the second quarter as a result of a highly competitive pricing environment, as well as a strategic decision, guided by our integration plans, to close facilities that historically were not profitable. We supported utilization and protected market share through pricing concessions, while repositioning resources in line with market conditions and customer demand.

Even in this declining revenue environment and despite the pricing concessions required to maintain utilization and protect market share, we achieved an increase in Adjusted EBITDA for this segment through our relentless focus on cost management and optimizing operational efficiencies. Immediately following the March 2015 acquisition of this business in the Merger and continuing through the third quarter, we focused on restructuring, streamlining and improving the organization to ensure that we are performing at the highest level both in this environment and when the market recovers.

Market conditions have generally remained depressed entering the fourth quarter of 2015 with significant pressure on pricing. As with our Completion Services segment, we expect our Well Support Services segment to experience seasonal slowdown around the holidays and year end, the severity of which is currently indeterminable, resulting in a sequential decline in revenue.
Other Services

The Other Services segment is comprised of Legacy C&J’s smaller service lines and divisions, including directional drilling, equipment manufacturing and repair, specialty chemical sales, Middle East operations, and research and technology, as well as the C&P Business' cementing operations. We manage several of our vertically integrated business through our research and technology division, including our data acquisition and control instruments provider and our artificial lift applications provider. Also included in the Other Services are intersegment eliminations and costs associated with activities of a general corporate nature.
Third quarter 2015 revenue from our Other Services segment was $19.7 million representing approximately 4.6% of our total revenue, with Adjusted EBITDA of $(26.4) million; compared to $25.6 million of revenue with $(26.3) million of Adjusted EBITDA in the second quarter of 2015, and $5.8 million of revenue with Adjusted EBITDA of $(22.0) million in the third quarter of 2014. Like our core services lines, the businesses comprising our Other Services Segment were negatively impacted by the widespread reduction in completion activity over the quarter. In spite of a more than 20% reduction in revenue during the quarter, Adjusted EBITDA for this segment held flat as a result of our efforts to cut cost and rightsize those businesses as activity rapidly declined below expected levels.
Operating Overview
Our results of operations are driven primarily by deviations in four interrelated, fluctuating variables: (1) the drilling, completion and production activities of our customers, which directly affects the demand for our services; (2) the price we are able to charge for our services, which is driven by the level of demand for our services and equipment capacity in the market; (3) the cost of products and labor involved in providing our services, and our ability to pass those costs on to our customers; and (4) our activity, or “utilization” levels, and service performance.
Our operating strategy is focused on maintaining high asset utilization levels to maximize revenue generation while controlling cost to gain a competitive advantage and drive returns. We believe that the quality and efficiency of our service execution and aligning with customers who recognize the value that C&J provides through efficiency gains are central to our efforts to support utilization and grow our business. Asset utilization is not necessarily indicative of our financial and/or operational performance and should not be given undue reliance. Given the volatile and cyclical nature of activity drivers in the U.S. onshore oilfield services industry, coupled with the varying prices we are able to charge for our services and the cost of providing those services, among other factors, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle.
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
Management evaluates the performance of our operating segments primarily based on Adjusted EBITDA because it provides important information to us about the activity and profitability of our lines of business within each segment and aids us in analytical comparisons for purposes of, among other things, efficiently allocating our assets and resources. Our management team also monitors asset utilization, among other factors, for purposes of assessing our overall activity levels and customer demand. For our Completion Services operations, we measure our asset utilization levels primarily by the total number of days that our asset base works on a monthly basis, based on the available working days per month, which excludes scheduled maintenance days. We generally consider an asset to be working such days that it is at or in transit to a job location, regardless of the number of hours worked or whether it generated any revenue during such time. At this time we are still reviewing and evaluating our recently acquired Well Support Services operations, and we are currently measuring activity levels for our Well Support Services operations primarily by the number of hours our assets work on a monthly basis, based on the available working days per month. Given the variance in revenue and profitability from job to job, depending on the type of service to be performed and the equipment, personnel and consumables required for the job, as well as competitive factors and market conditions in the region in which the services are performed, asset utilization cannot be relied on as indicative of our financial or operating performance. For additional information, see “Reportable Segments” in this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Demand for our services tends to be extremely volatile and cyclical, as it is a direct function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States and, to a lesser extent, in Western Canada. Our customers’ willingness to undertake such activities and expenditures depends largely upon prevailing industry conditions that are influenced by numerous factors which are beyond our control, including, among other things, current and expected future levels of oil and gas prices and the perceived stability and sustainability of those prices, which, in turn, is driven primarily by the supply of, and demand for, oil and gas. Oil and gas prices, and therefore the level of drilling, completion and workover activity by our customers, historically have been extremely volatile and are expected to continue to be highly volatile. For example, within the past year, oil prices have been as high as $61 per barrel and as low as $38 per barrel, declining significantly over the last nine months to their lowest levels since 2009. Gas prices declined in 2009 and have remained depressed relative to historical levels.

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

Current Market Conditions and Outlook
As we entered 2015, we experienced a slowdown in activity across our customer base as operators reacted to the rapid decline in commodity prices that began during the fourth quarter of 2014. This resulted in increased competition and pricing pressure to varying degrees across our service lines and operating areas and adversely affected the financial performance of our operating segments. Through January and February we maintained utilization by working closely with our customers to reduce pricing. In March, completion activity levels dropped, accompanied by further pricing declines and we made additional concessions to support utilization and protect market share. Our ability to obtain cost reductions from our suppliers lagged behind the drop in pricing for our services, which led to compressed margins. Our second quarter results also suffered from continued weakness in demand for our services, with reductions in customer budgets and drilling and completion activity driving severe utilization declines and pricing pressure.

The third quarter was another extremely challenging quarter for our industry due to the sustained weakness and volatility in oil prices at levels that caused further reductions in drilling, completion and production services activities. As oil prices showed signs of improvement in June, activity levels across our service lines began to strengthen, but with the precipitous fall of oil prices in the early part of the third quarter, customers across our operations began to delay previously scheduled activity. In our Completion Services segment, we experienced overall lower utilization and pricing levels, most significantly with respect to our hydraulic fracturing services. Our Well Support Services segment also experienced weakness in utilization and rates over the third quarter to varying degrees across all service lines and operating markets, although the impact was not as severe as with respect to our Completion Services segment.

In response to challenging market conditions, and also as part of our integration plan in anticipation of the Merger, late in the first quarter of 2015 we began to scale back our operations and align our cost structure with activity levels. We stacked idle equipment, reduced headcount, implemented strict cost control measures and negotiated substantial price reductions with suppliers to lower our operating costs. Following the closing of the Merger and continuing through the third quarter, we intensified our efforts to streamline our combined company and further improve our cost structure. Among other measures to control expenses and drive cost savings, the elimination of duplicative personnel and facilities and right-sizing of our business has provided some synergy savings with respect to corporate overhead and administrative expenses. During the third quarter, we idled more equipment, further reduced head count, closed or consolidated facilities and implemented other measures to control costs and bring our operations in-line with the fluctuation in activity and anticipated instability over the remainder of the year. Wanting to be measured in our response to the shift in market conditions, many of these actions were taken later in the quarter and so did not meaningfully impact our results; however, we believe that our efforts will positively impact our fourth quarter financial results. We have also achieved procurement synergy savings from applying the more favorable pricing on key consumables, such as proppant, trucking and chemicals that we obtained earlier in the year to our expanded Completion

Services operations. Additionally, several of our research and technology initiatives are helping to drive cost savings and generate revenue, which is central to our overall strategy of proactively managing our costs to maximize our returns.
Looking forward, although we anticipate a modest recovery over the course of 2016, the severity and duration of this downturn remains uncertain and we are also prepared for industry conditions to remain extremely challenging during the first half of 2016. Absent a significant recovery in commodity prices, we expect that activity and pricing levels will remain depressed, which may negatively impact our financial and operating results. We are actively monitoring the market and managing our business in line with demand for services, and we will make adjustments as necessary to effectively respond to the challenging conditions. Our top priorities remain to drive revenue by maximizing utilization, improve margins through cost controls, protect and grow market share by focusing on the quality and efficiency of our service execution and ensure we are strategically positioned to capitalize on future market improvement. As our customers reduce their service needs and budgets, we will continue to work with them to secure utilization across all of our service lines, while also seeking ways to deliver greater efficiencies and reduce our operating costs. As part of our strategy to support utilization and protect market share, we will keep a strategic presence in each of our operating areas and concentrate assets in markets where activity and pricing is strongest. However, we will opt to stack equipment where it does not make economic or strategic sense to continue to operate. We are also maintaining an intense focus on lowering our input and labor costs, driving costs savings and controlling expenses. Even as we seek to reduce costs, at this time we remain committed to investing in key technologies that are designed to lower our cost base for key inputs, enhance synergy savings and improve our operational capabilities and efficiencies. We believe that the strategic investments in research and technology initiatives and vertical integration that we have made, and our efforts to lower our cost base and improve our operational capabilities and efficiencies, provide a competitive advantage in the current market and will lead to improved profitability over the long term. We are prepared to take the necessary steps to ensure we successfully manage through these challenging times, including further scaling back our strategic initiatives and both core and non-core businesses. Although we believe that we are prepared for the challenges that lie ahead, the weak activity and pricing environment characterizing this downturn will negatively impact our financial and operating results over the near term. The ultimate impact of the current industry downturn on our company will depend upon various factors, many of which remain beyond our control. Please see “Liquidity and Capital Resources” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in addition to “Cautionary Note Regarding Forward-Looking Statements” in Part I Financial Information and “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Results of Operations
The following is a comparison of our results of operations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. Our results for the first quarter of 2015 include the financial and operating results of Legacy C&J for the entire period and the C&P Business for the eight-day period from the Effective Time of the Merger through March 31, 2015. Results for periods prior to March 24, 2015 reflect the financial and operating results of Legacy C&J exclusively, and do not include the financial and operating results of the C&P Business. Accordingly, comparisons of our third quarter 2015 results to prior periods may not be meaningful. In addition to the Merger, we have significantly grown our company since the beginning of 2014 as we executed our long term growth strategy and demonstrated our commitment to diversify and expand our business. As a result of our efforts, as well as market fluctuations, our results for both the three and nine months ended September 30, 2015 are not directly comparable to prior periods.
Results for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
The following table summarizes the change in our results of operations for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change
Revenue	$427,497	$439,978	$(12,481)
Costs and expenses:
Direct costs	385,879	319,868	66,011
Selling, general and administrative expenses	60,977	46,134	14,843
Research and development	4,916	3,450	1,466
Depreciation and amortization	74,731	28,499	46,232
Impairment expense	394,191	—	394,191
(Gain) loss on disposal of assets	141	16	125
Operating income (loss)	(493,338)	42,011	(535,349)
Other income (expense):
Interest expense, net	(28,396)	(2,778)	(25,618)
Other income (expense), net	(2,644)	206	(2,850)
Total other income (expense)	(31,040)	(2,572)	(28,468)
Income (loss) before income taxes	(524,378)	39,439	(563,817)
Income tax expense (benefit)	(69,362)	15,623	(84,985)
Net income (loss)	$(455,016)	$23,816	$(478,832)
Revenue
Revenue decreased $12.5 million, or 2.8%, to $427.5 million for the three months ended September 30, 2015, as compared to $440.0 million for the corresponding prior year period. The decrease in revenue was primarily due to a decrease in revenue of $255.2 million from Legacy C&J due to significantly lower utilization and pricing levels across our Completion Services segment resulting from the extremely competitive market environment caused by the continued decline in U.S. onshore drilling and completion activity, offset by the incremental impact of $242.7 million of revenue attributable to the C&P Business.

Direct Costs
Direct costs increased $66.0 million, or 20.6%, to $385.9 million for the three months ended September 30, 2015, compared to $319.9 million for the corresponding prior year period. As a percentage of revenue, direct costs increased to 90.3% for the three months ended September 30, 2015, up from 72.7% for the three months ended September 30, 2014. The increase in direct costs was primarily due to our significantly larger asset base and expanded operations following the Effective Time of the Merger and the resulting additional direct costs of $215.8 million from the C&P Business, partially offset by a $149.8 million decrease in direct cost attributable to Legacy C&J. However, revenue was negatively impacted by overall lower utilization and pricing levels across our service lines resulting from the extremely competitive market environment caused by the continued decline in U.S. onshore drilling and completion activity.
Selling, General and Administrative Expenses (“SG&A”) and Research and Development Expense (“R&D”)
SG&A increased $14.8 million, or 32.2%, to $61.0 million for the three months ended September 30, 2015, as compared to $46.1 million for the corresponding prior year period. Excluding an increase of $2.1 million in acquisition-related costs, the remaining increase in SG&A for the third quarter of 2015 was primarily driven by a significant increase in headcount over this twelve-month time period, including as a result of the Merger and generally consistent with our growth, partially offset by the implementation of our integration plan following the Effective Time of the Merger and cost control initiatives, which included reductions in headcount and facilities.
We also incurred $4.9 million in R&D for the three months ended September 30, 2015, as compared to $3.5 million for the corresponding prior year period. Several of our research and technology initiatives are generating monthly cost savings to our operations and also helping to generate revenue. Even as we seek to reduce costs, we remain committed to investing in technologies that lower our cost base for key inputs, enhance synergy savings and improve our operational capabilities and efficiencies.
Depreciation and Amortization Expense (“D&A”)

D&A increased $46.2 million, or 162.2%, to $74.7 million for the three months ended September 30, 2015, as compared to $28.5 million for the corresponding prior year period. The increase in D&A was primarily related to our significantly larger asset base following the Effective Time of the Merger.
Impairment Expense
Impairment expense for the three months ended September 30, 2015 was $394.2 million and consisted of $380.4 million of goodwill impairment related to the Completion Services and Other Services reporting units and $13.8 million related to other intangible assets. We did not recognize any impairment expense for the three months ended September 30, 2014.
Interest Expense
Interest expense was $28.4 million for the three months ended September 30, 2015, which increased $25.6 million from $2.8 million for the corresponding prior year period due to higher levels of borrowings, primarily to finance the Merger.
Income Taxes
We recorded a tax benefit of $69.4 million for the three months ended September 30, 2015, at an effective rate of 13.2%, compared to a tax expense of $15.6 million for the three months ended September 30, 2014, at an effective rate of 39.6%. The decrease in the effective tax rate was primarily due to impairment charges in the current quarter that were not deductible for tax.
Results for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
The following table summarizes the change in our results of operations for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change
Revenue	$1,339,878	$1,124,436	$215,442
Costs and expenses:
Direct costs	1,151,522	826,494	325,028
Selling, general and administrative expenses	188,424	129,397	59,027
Research and development	13,311	9,808	3,503
Depreciation and amortization	193,685	75,743	117,942
Impairment expense	394,191	—	394,191
(Gain) loss on disposal of assets	(365)	15	(380)
Operating income (loss)	(600,890)	82,979	(683,869)
Other income (expense):
Interest expense, net	(57,448)	(6,722)	(50,726)
Other income (expense), net	(1,073)	584	(1,657)
Total other income (expense)	(58,521)	(6,138)	(52,383)
Income (loss) before income taxes	(659,411)	76,841	(736,252)
Income tax expense (benefit)	(108,611)	30,329	(138,940)
Net income (loss)	$(550,800)	$46,512	$(597,312)
Revenue
Revenue increased $215.4 million, or 19.2%, to $1.34 billion for the nine months ended September 30, 2015, as compared to $1.12 billion for the corresponding prior year period. The increase in revenue was primarily due to our significantly larger asset base and expanded operations following the Effective Time of the Merger and the incremental impact of $582.0 million of revenue contributed by the C&P Business, offset by a $366.6 million decrease in revenue from Legacy C&J due to significantly lower utilization and pricing levels across our Completion Services segment resulting from the extremely competitive market environment caused by the continued decline in U.S. onshore drilling and completion activity.

Direct Costs
Direct costs increased $325.0 million, or 39.3%, to $1.15 billion for the nine months ended September 30, 2015, compared to $826.5 million for the same period in 2014, primarily due to our significantly larger asset base and expanded operations following the Effective Time of the Merger and the resulting additional direct costs of $497.2 million from the C&P Business, partially offset by a $172.2 million decrease in direct cost attributable to Legacy C&J.
As a percentage of revenue, direct costs increased to 85.9% for the nine months ended September 30, 2015, up from 73.5% from the nine months ended September 30, 2014, primarily due to lower pricing for our services due to competitive market conditions resulting from the rapid decline in commodity prices.
Selling General and Administrative Expenses (“SG&A”) and Research and Development Expense (“R&D”)
SG&A increased $59.0 million, or 45.6%, to $188.4 million for the nine months ended September 30, 2015, as compared to $129.4 million for the corresponding prior year period. Excluding an increase of $26.8 million in acquisition-related costs, the remaining increase in SG&A for the nine months ended September 30, 2015 was primarily driven by increased headcount over the twelve-month time period, including as a result of the Merger and generally consistent with our growth, partially offset by the implementation of our integration plan following the Effective Time of the Merger and market-driving cost control initiatives, including reductions in headcount and facilities.
We also incurred $13.3 million in R&D for the nine months ended September 30, 2015, as compared to $9.8 million for the corresponding prior year period. Several of our research and technology initiatives are generating monthly cost savings to our operations and also helping to generate revenue. Even as we seek to reduce costs, we remain committed to investing in technologies that lower our cost base for key inputs, enhance synergy savings and improve our operational capabilities and efficiencies.
Depreciation and Amortization Expenses (D&A)
D&A increased $117.9 million, or 155.7%, to $193.7 million for the nine months ended September 30, 2015, as compared to $75.7 million for the same period in 2014. The increase in D&A was primarily related to our significantly larger asset base following the Effective Time of the Merger, as well as the deployment of new equipment in Legacy C&J's core service lines.
Impairment Expense
Impairment expense for the nine months ended September 30, 2015 was $394.2 million and consisted of $380.4 million of goodwill impairment related to the Completion Services and Other Services reporting units and $13.8 million related to other intangible assets. We did not recognize any impairment expense for the nine months ended September 30, 2014.
Interest Expense
Interest expense was $57.4 million for the nine months ended September 30, 2015, which increased from the corresponding prior year period due to higher levels of borrowings, primarily to finance the Merger.
Income Taxes
We recorded a tax benefit of $108.6 million for the nine months ended September 30, 2015, at an effective rate of 16.5%, compared to a tax expense of $30.3 million for the nine months ended September 30, 2014, at an effective rate of 39.5%. The decrease in the effective tax rate was primarily due to impairment charges in the current period that were not deductible for tax.
Liquidity and Capital Resources
Current Financial Condition and Liquidity
As of September 30, 2015, we had a cash balance of approximately $23.1 million, $94.0 million in borrowings outstanding under our Revolving Credit Facility (as defined and discussed below) along with $12.6 million of outstanding letters of credit, and $1.05 billion outstanding under a Term Loan B (as defined and discussed below) comprised of a $572.1 million term loan B-1 and a $482.6 million term loan B-2. We also had $32.7 million in long-term capital lease obligations. The long-term debt balance is net of $54.5 million of original issue discount on the Term Loan B. As of September 30, 2015, the Revolving Credit Facility had $193.4 million available for borrowing based on $300.0 million of Revolver availability in accordance with the Collateral Coverage Covenant (as defined and discussed below) under the Amended Credit Agreement. We generated $102.4 million of cash from operations during the nine months ended September 30, 2015. Please see “Financial Condition and Cash Flows” below for information about net cash provided by or used in our operating, investing and financing activities.

On September 29, 2015, we entered into the Amendments (as defined and discussed below) to our Credit Agreement that, among other things: (1) reduced the Revolver commitment from $600.0 million to $400.0 million, provided, however, that availability is subject to the newly implemented Collateral Coverage Covenant (herein so called), which limits availability to the greater of (i) $300.0 million and (ii) an amount derived from 80% of Eligible Receivables (as defined and discussed below) and 50% of Eligible Inventory (as defined and discussed below); (2) temporarily suspends the quarterly Total Leverage Ratio (as defined and discussed below) and Interest Coverage Ratio (as defined and discussed below) covenants set forth in the Credit Agreement, commencing with the fiscal quarter ending September 30, 2015 through the fiscal quarter ending June 30, 2017; (3) provides that upon reinstatement of the Total Leverage Ratio and Interest Coverage Ratio, the required test levels initially will be more permissive than those in effect prior to the Amendments, and will gradually adjust to those prior levels over the subsequent fiscal quarters; (4) provides for new financial covenants that will apply in lieu of the Total Leverage Ratio and Interest Coverage Ratio, including a quarterly Minimum EBITDA Target covenant (as defined and discussed below), commencing with the quarter ended September 30, 2015 and running through the quarter ending June 30, 2017, based on a negotiated EBITDA test; and (5) sets quarterly limitations on capital expenditures for the quarter ending December 31, 2015, and annual limitations on capital expenditures for the four fiscal quarter periods ending December 31, 2016 through June 30, 2017. Please see “ - Description of Our Credit Agreement” below and Note 2 - Long-Term Debt and Capital Lease Obligations in Part I, Item 1 “Financial Information” for additional information about the Credit Agreement, as amended by the Amendments.

As of September 30, 2015, absent the Amendments, we would not have been in compliance with the Total Leverage Ratio or the Interest Coverage Ratio. However, as of September 30, 2015, we are in compliance with the financial covenants required by the Amended Credit Agreement. We anticipate a modest recovery over the course of 2016 and, as a result, we believe that we will be able to maintain compliance at least for the next twelve months. In the event the anticipated recovery does not materialize or activity and pricing levels decline further, we may be unable to continue comply with these financial covenants.

Capital expenditures totaled $24.2 million during the third quarter of 2015, primarily relating to maintenance of our existing equipment, compared to $68.7 million during the second quarter of 2015 and $48.6 million during the first quarter of 2015, with $2.1 million attributable to the C&P Business from the closing of the Merger through March 31, 2015. Most of our capital expenditures in the first quarter of 2015 were with respect to Legacy C&J only and anticipated the acquisition of the C&P Business in the Merger. In response to persistently challenging industry conditions, we have significantly scaled back our 2015 capital expenditure plan and capital expenditures for the fourth quarter of 2015 are expected to be generally consistent with the third quarter of 2015.
Our current focus is on reducing our indebtedness and preserving liquidity by lowering our operating expenses, controlling costs, reducing capital expenditures and maximizing collection of receivables. Based on our existing operating performance and significant decrease in 2015 capital expenditures, we currently believe that our cash flows from operations and existing capital, coupled with borrowings available under our Revolving Credit Facility, will be sufficient to meet our operational and capital expenditure requirements over the next twelve months. Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices and declines in capital and debt markets. Please see “ – Description of Our Credit Agreement” below for additional information about our Revolving Credit Facility as amended by the Amendments; please see “Risk Factors” in Part II, Item 1A of this Quarterly Report for a discussion of potential risks associated with our existing indebtedness and financial covenant structure in light of current market condition.

Sources of Liquidity and Capital Resources
Our primary sources of liquidity include cash flows from operations and borrowings under senior secured debt facilities, including our Revolving Credit Facility. Historically, our primary uses of capital were for the growth of our Company, including the Merger and other strategic acquisitions that complement and enhance our business, the purchase and maintenance of equipment for our core service lines, geographic expansion (both domestic and international), and our ongoing strategic initiatives, most notably including the advancement of our research and technology capabilities and vertical integration. Our capital expenditures, maintenance costs and other expenses have increased substantially over the last few years in line with the significant growth we have achieved and the ongoing execution of our long-term growth strategy.

As a result of the Merger, we have improved financial strength and operational scale, as well as improved liquidity due to a greater combined lending base, coupled with the expected benefit of a lower cost of capital. However, like our competitors, our operational and financial results have been significantly impacted by the current downturn, which in turn impacts our liquidity and financial flexibility, as well as our ability to continue to comply with the financial covenants contained in the Credit Agreement. Anticipating that we would not be able to comply with the Total Leverage Ratio or the Interest Coverage Ratio, on September 29, 2015, we entered into the Amendments to the Credit Agreement to obtain relief from those financial covenants. Accordingly, as of September 30, 2015, we are in compliance with the financial covenants required by the Amended Credit Agreement. We anticipate a modest recovery over the course of 2016 and, as a result, we believe that we will be able to maintain compliance at least for the next twelve months. In the event the anticipated recovery does not materialize or activity and pricing levels decline further, we may be unable to continue comply with these financial covenants. The Amendments are a positive development for the Company, as we believe they provide a sufficient amount of liquidity to work through this challenging time for our industry, and position us to accelerate activity when market conditions improve. Notwithstanding the forgoing, the Credit Agreement contains customary restrictive covenants and financial covenants that may limit our ability to engage in activities that may be in our long-term best interests, including limitations on our ability to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of assets, make certain restricted payments and investments, enter into transactions with affiliates and prepay certain indebtedness. Please see “ – Description of Our Credit Agreement” below and Note 2 – Long-Term Debt and Capital Lease Obligations in Part I, Item 1 “Financial Information” for additional information about our Credit Agreement, including the Amendments. Please also see “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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

The successful execution of our long-term growth strategy depends on our ability to generate sufficient cash flows and/or raise additional capital as needed. Historically, we have been able to continue to generate solid cash flows in spite of challenging market conditions and our free cash flow and strong balance sheet has allowed us to be flexible with our approach to organic growth and acquisition opportunities. Our ability to fund future growth depends on our performance, which is impacted by factors beyond our control, including financial, business, economic and other factors, such as potential changes in customer preferences and pressure from competitors. Although we believe that we have sufficient liquidity to finance future growth, our current level of indebtedness could limit our ability to finance future growth and adversely affect our operations and financial condition. Additionally, the financial and other restrictive covenant obligations contained in the Credit Agreement may restrict our operational flexibility and limit our ability to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of their assets, make certain restricted payments and investments and prepay certain indebtedness. As of September 30, 2015, absent the Amendments, we would not have been in compliance with the Total Leverage Ratio or the Interest Coverage Ratio covenants contained in the Credit Agreement. Anticipating that we would not be able to comply with the Total Leverage Ratio or the Interest Coverage Ratio, on September 29, 2015, we entered into the Amendments to the Credit Agreement to obtain relief from those financial covenants. Accordingly, as of September 30, 2015, we are in compliance with the financial covenants required by the Amended Credit Agreement. We anticipate a modest recovery over the course of 2016 and, as a result, we believe that we will be able to maintain compliance at least for the next twelve months. In the event the anticipated recovery does not materialize or activity and pricing levels decline further, we may be unable to continue comply with these financial covenants. Please see “ – Description of Our Credit Agreement” below and Note 2 – Long-Term Debt and Capital Lease Obligations in Part I, Item 1 “Financial Information” of this Quarterly Report for additional information about the Credit Agreement; please see “Risk Factors” in Part II, Item 1A of this Quarterly Report for a discussion of potential risks associated with our existing indebtedness and financial covenant structure in light of current market condition.

Over the past two years, we have significantly invested in growing our core service lines through the expansion of our assets, customer base and geographic reach, both domestically and internationally. We have also significantly invested in advancing our ongoing strategic initiatives designed to strengthen, expand and diversify our business, notably including service line diversification, vertical integration and technological advancement. Our continued investments in international expansion and our strategic initiatives has resulted in increased capital expenditures and costs, and as we execute our long-term growth strategy and further develop our strategic initiatives, we anticipate that our costs and expenses will continue to increase. To date, neither our international operations nor our strategic initiatives have contributed significant third-party revenue; however, we expect that they will contribute meaningful third-party revenue over the long term.

Entering 2015 we experienced a slowdown in activity across our customer base as operators reacted to the rapid decline in commodity prices that began during the fourth quarter of 2014. This resulted in increased competition and pricing pressure to varying degrees across our service lines and operating areas. Activity levels across our operations have remained depressed throughout the first nine months of 2015. Our financial and operating performance over the first nine months of 2015 was negatively impacted by the continued weakness in demand for our services, with reductions in customer budgets and drilling and completion activity driving severe utilization declines and pricing pressure. Although the severity and duration of this downturn remains uncertain, absent a significant recovery in commodity prices, we expect that activity and pricing levels will remain depressed, which will negatively impact our financial and operating results over the near term, in spite of the aggressive actions we have taken, and are taking, to scale back our operations and align our cost structure with the highly competitive market environment.

Given the challenging market conditions currently facing our industry, we significantly scaled back our 2015 capital expenditure plan to focus on capital expenditures related to our existing equipment, including maintenance and other activities purposed to extend the useful life of our assets. Based on our existing operating performance and significant decrease in 2015 capital expenditures, we currently believe that our cash flows from operations and existing capital, coupled with borrowings available under our Revolving Credit Facility, will be sufficient to meet our operational and capital expenditure requirements over the next twelve months.

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

Financial Condition and Cash Flows
The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$102,404	$112,678
Investing activities	(802,051)	(257,950)
Financing activities	710,226	151,153
Effect of exchange rate on cash	2,534	—
Change in cash and cash equivalents	$13,113	$5,881
Cash Provided by Operating Activities

Net cash provided by operating activities decreased $10.3 million for the nine months ended September 30, 2015 as compared to the corresponding period in 2014. The decrease in operating cash flow was primarily due to (a) the decline in net income during the nine months ended September 30, 2015, after excluding the effects of changes in noncash items, (b) cash used to satisfy obligations related to accounts payable and accrued liabilities assumed in the C&P Business acquisition and (c) incremental cash used to pay down accounts payable and to a lesser extent to satisfy inventory levels related to vertical integration efforts, partially offset by positive changes in operating assets and liabilities which included an increase in cash provided from the collection of accounts receivable assumed in the C&P Business acquisition and incremental cash provided by a reduction in our accounts receivable balance from the decline in revenue.

Cash Used in Investing Activities

Net cash used in investing activities increased $544.1 million for the nine months ended September 30, 2015 as compared to the corresponding period in 2014. This increase was primarily due to the cash consideration of $693.5 million paid at the closing of the Merger for the acquisition of the C&P Business, partially offset by a $43.4 million purchase price reduction for the C&P Business related to a working capital adjustment and a decline in capital expenditure purchases as a result of the downturn in the oil and gas industry.

Cash Provided by Financing Activities

Net cash provided by financing activities increased $559.1 million for the nine months ended September 30, 2015 as compared to the corresponding period in 2014. The increase is primarily related to proceeds received from our Credit Agreement to fund the cash consideration portion of the acquisition of the C&P Business at the closing of the Merger as well as to pay off the long-term debt of Legacy C&J.
Description of Our Credit Agreement
In connection with the closing of the Merger, we entered into a new credit agreement, dated as of March 24, 2015 (the “Original Credit Agreement”), among C&J, CJ Lux Holdings S.à r.l. (“Luxco”), CJ Holding Co, Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), Swing Line Lender and an L/C Issuer, and the other lenders party thereto. The Original Credit Agreement provided for senior secured credit facilities in an aggregate principal amount of $1.66 billion, consisting of (a) a $600.0 million Revolving Credit Facility and (b) a Term Loan B in the aggregate principal amount of $1.06 billion.
On September 29, 2015, we entered into a waiver and second amendment (the "Waiver and Second Amendment") and a third amendment (the "Third Amendment" and, together with the Waiver and Second Amendment, the "Amendments") to the Original Credit Agreement (as amended by the Amendments described below, the "Amended Credit Agreement" or the "Credit Agreement") intended to provide the Company with increased financial flexibility through the third quarter of 2018. The Waiver and Second Amendment, among other things, suspends the quarterly Total Leverage Ratio and Interest Coverage Ratio covenants set forth in the Original Credit Agreement commencing with the fiscal quarter ending September 30, 2015 and running through the fiscal quarter ending June 30, 2017. Upon reinstatement of these covenants as of the quarter ending September 30, 2017, the required levels initially will be more permissive than those in effect prior to the Waiver and Second Amendment, and will gradually adjust to those prior levels over the subsequent fiscal quarters. The Waiver and Second Amendment also provides for new financial covenants that will apply in lieu of the quarterly Total Leverage Ratio and Interest Coverage Ratio previously in effect, including the following:

•
a quarterly minimum EBITDA covenant, commencing with the quarter ended September 30, 2015 and running through the quarter ending June 30, 2017, based on a negotiated EBITDA test ("Minimum EBITDA covenant");

•
a collateral coverage covenant ("Collateral Coverage covenant") commencing at the closing of the Waiver and Second Amendment and running through the quarter ending March 31, 2018, which will limit outstanding Revolver borrowings and letters of credit to the greater of (i) $300.0 million and (ii) an amount derived from 80% of Eligible Receivables (as defined in the Waiver and Second Amendment) and 50% of Eligible Inventory (as defined in the Waiver and Second Amendment) (subject to the reduced maximum Revolver borrowing capacity described below); and

•
a quarterly limitation on capital expenditures for the quarter ending December 31, 2015, and annual limitations on capital expenditures for the four fiscal quarter periods ending December 31, 2016 through June 30, 2017.

The effectiveness of the above-referenced covenant suspension is also subject to certain conditions subsequent that, among other things, will reduce our capacity to make investments and restricted payments through the quarter ending December 31, 2017.

Pursuant to the Third Amendment, the revolving lenders agreed to replace the existing revolving facility with a new revolving facility having a revised pricing grid that increases the applicable rate on revolving borrowings by (i) 50 basis points in the event that C&J’s most recently reported Total Leverage Ratio is greater than 4.0 to 1.0 and less than or equal to 4.5 to 1.0 and (ii) 100 basis points in the event that C&J’s most recently reported Total Leverage Ratio is greater than 4.5 to 1.0.
In connection with the Waiver and Second Amendment and the Third Amendment, the Company also reduced maximum borrowing capacity under the revolving facility pursuant to the Credit Agreement from $600.0 million to $400.0 million.
The borrowers under the Revolving Credit Facility are C&J, Luxco and CJ Holding Co. The borrower under the Term Loan B Facility is CJ Holding Co. All obligations under the Credit Agreement are guaranteed by the Company’s wholly-owned domestic subsidiaries, other than immaterial subsidiaries.
Borrowings under the Revolving Credit Facility will mature on March 24, 2020 (except that if any Five-Year Term Loans (described below) have not been repaid prior to September 24, 2019, the Revolving Credit Facility will mature on September 24, 2019). The Term Loan B Facility is comprised of two tranches: a tranche consisting of $572.1 million in aggregate principal amount of term loans as of September 30, 2015 maturing on March 24, 2020 (the “Five-Year Term Loans”) and a tranche consisting of a $482.6 million in aggregate principal amount of term loans as of September 30, 2015 maturing on March 24, 2022 (the “Seven-Year Term Loans”).
Borrowings under the Revolving Credit Facility are non-amortizing. The Term Loan B Facility requires the borrower thereunder to make quarterly amortization payments in an amount equal to 1.0% per annum, with the remaining balance payable on the applicable maturity date.

Amounts outstanding under the Revolving Credit Facility bear interest based on, at the option of the borrower, the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an applicable margin based on the ratio of consolidated total indebtedness of C&J and its subsidiaries to consolidated EBITDA of C&J and its subsidiaries for the most recent four fiscal quarter period for which financial statements are available (the “Total Leverage Ratio”). The Revolving Credit Facility also requires that the borrowers pay a commitment fee equal to a percentage of unused commitments which varies based on the Total Leverage Ratio.
Five-Year Term Loans outstanding under the Term Loan B Facility bear interest based on, at the option of the borrower, LIBOR (which, in the case of the Term Loan B Facility, will be deemed to be no less than 1.0% per annum), plus a margin of 5.5%, or an alternative base rate, plus a margin of 4.5%. Seven-Year Term Loans outstanding under the Term Loan B Facility bear interest based on, at the option of the borrower, LIBOR (which, in the case of the Term Loan B Facility, will be deemed to be no less than 1.0% per annum), plus a margin of 6.25%, or an alternative base rate, plus a margin of 5.25%. The Term Loan B Facility also contains ‘most favored nation’ pricing protection requiring that if the effective yield (giving effect to, among other things, consent fees paid to the lenders) of the Five-Year Term Loans increases by more than 50 basis points, the effective yield of the Seven-Year Term Loans must increase by the same amount less 50 basis points.
The alternative base rate is equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) LIBOR plus 1.0%.
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
Subject to certain conditions and exceptions, the Term Loan B Facility is required to be prepaid under particular circumstances, including (i) in the event that C&J and its subsidiaries generate Excess Cash Flow (as defined in the Credit Agreement) in any fiscal year, in an amount equal to 50% of the Excess Cash Flow for such fiscal year if the Total Leverage Ratio as of the end of such fiscal year is 3.25:1.00 or greater, (ii) in the event of a sale or other disposition of property by C&J or its subsidiaries, in an amount equal to 100% of the net proceeds of such sale or disposition, subject to customary reinvestment rights and other exceptions, and (iii) in the event of an incurrence of debt not permitted under the Credit Agreement, in an amount equal to 100% of the net proceeds of such debt.

The Credit Agreement contains customary restrictive covenants (in each case, subject to exceptions) that limit, among other things, our ability to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of their assets, make certain restricted payments and investments, enter into transactions with affiliates, make capital expenditures and prepay certain indebtedness.
Other Matters
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of Regulation S-K, as of September 30, 2015.
New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is to be applied on a retrospective basis and represents a change in accounting principle. In addition, in August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15").  ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers ("ASU 2015-14"), which deferred the effective date of ASU 2014-09 for all entities by one year and is effective for the Company's fiscal year beginning January 1, 2018.  ASU 2015-14 permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.
    In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out ("LIFO") or the retail inventory method. The guidance will require prospective application at the beginning of the Company's first quarter of fiscal 2018, but permits adoption in an earlier period.  The Company is currently evaluating the impact, if any, of adopting this new accounting guidance on its results of operations and financial position.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for the Company's fiscal year beginning January 1, 2016. The Company is currently evaluating the impact, if any, of adopting this new accounting guidance on its results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2015, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014 (as amended).
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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Controls over Financial Reporting.
No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Our management does not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition or results of operations.

In July 2014, following the announcement that Legacy C&J, Nabors, and New C&J had entered into the Merger Agreement, a putative class action lawsuit was filed by a purported shareholder of Legacy C&J challenging the Merger. The lawsuit is styled City of Miami General Employees’ and Sanitation Employees’ Retirement Trust, et al. (“Plaintiff”) v. Comstock, et al.; C.A. No. 9980-CB, in the Court of Chancery of the State of Delaware, filed on July 30, 2014 (the “Lawsuit”). Plaintiff in the Lawsuit generally alleges that the board of directors for Legacy C&J breached fiduciary duties of loyalty, due care, good faith, candor and independence by allegedly approving the Merger Agreement at an unfair price and through an unfair process. Plaintiff specifically alleges that the Legacy C&J board directors, or certain of them (i) failed to fully inform themselves of the market value of Legacy C&J, maximize its value and obtain the best price reasonably available for Legacy C&J, (ii) acted in bad faith and for improper motives, (iii) erected barriers to discourage other strategic alternatives and (iv) put their personal interests ahead of the interests of Legacy C&J shareholders. The Lawsuit further alleges that Legacy C&J, Nabors and Red Lion aided and abetted the alleged breaches of fiduciary duties by the Legacy C&J board of directors.

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

On December 19, 2014, following oral argument, the Delaware Supreme Court overturned the decision of the Court of Chancery and vacated the order. As such, Legacy C&J’s special committee immediately discontinued the solicitation required by the order. On March 25, 2015, the C&J Defendants moved to dismiss the complaint and filed their opening brief in support on September 15, 2015. On October 29, 2015, Plaintiff filed an amended complaint naming additional defendants and alleging that the special committee of the Legacy C&J board of directors and its advisors improperly conducted the court-ordered solicitation that the Delaware Supreme Court vacated. The Lawsuit asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the special committee of the Legacy C&J board of directors, its financial advisor Morgan Stanley, and certain employees of Legacy C&J.

We cannot predict the outcome of this or any other lawsuit that might be filed, nor can we predict the amount of time and expense that will be required to resolve the Lawsuit. We believe the Lawsuit is without merit and we intend to defend against it vigorously.

ITEM 1A. RISK FACTORS
In addition to the risks and the other information set forth in this Quarterly Report, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” in Part I, you should carefully consider the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (as amended by Amendment No. 1 thereto), as updated in the section entitled "Risk Factors" in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
The substantial indebtedness incurred by C&J and its subsidiaries in connection with the Merger could adversely affect our operations and financial condition.

On March 24, 2015, in connection with the closing of the Merger, we financed the cash portion of the Merger and repaid our previously outstanding revolver debt with $90.0 million drawn under the Revolving Credit Facility, coupled with the Term Loan B comprised of a $575.0 million term loan B-1 that matures 5 years after closing and a $485.0 million term loan B-2 that matures 7 years after closing. Please see “Liquidity and Capital Resources – Description of Our Credit Agreement” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Credit Agreement as subsequently amended by the Amendments. As a result of the above, as of September 30, 2015, we had $1.05 billion of debt outstanding and still had the ability to incur additional debt in the amount of approximately $193.4 million under the Revolving Credit Facility, based on $300.0 million of Revolver availability pursuant to the Amendments to the Credit Agreement that we executed on September 29, 2015.
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
We may not be able to service our debt obligations in accordance with their terms.
Our ability to meet our expense and debt service obligations contained in the Credit Agreement depends on our future performance, which is affected by financial, business, economic and other factors that are beyond our control, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors. Should our revenues decline, we may not be able to generate sufficient cash flow to pay our debt service obligations when due. Additionally, in the event that utilization and pricing levels for our services remain at or near existing levels, we may not remain in compliance with one or more of the financial covenants under the Credit Agreement in future periods.
If we are unable to meet our debt service obligations or should we fail to comply with, or obtain relief from, the financial and other restrictive covenants contained in the Credit Agreement, we may trigger an event of default under the Credit Agreement. Upon such an event of default, the lenders may refuse to fund borrowings under the Revolving Credit Facility and would have the right to terminate the commitments under the Revolving Credit Facility and potentially accelerate all amounts outstanding under the Credit Agreement. An acceleration under the Credit Agreement could also cause a cross default or cross acceleration of our other outstanding indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under one or more of the affected debt agreements accelerate the maturity of any loans or other debt outstanding, our financial condition and operations are likely to be materially and adversely affected. In such an event, we may be required to refinance all or part of our debt, sell important strategic assets or businesses at unfavorable prices or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all. The inability to refinance the debt or access the capital markets could have a material adverse effect on our financial condition and results from operations.
We are subject to restrictive debt covenants in our Credit Agreement, which may restrict our operational flexibility.
The Credit Agreement, as amended by the Amendments, governing our indebtedness contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests, including a maximum Total Leverage Ratio based on net consolidated indebtedness to EBITDA, a minimum Interest Expense Ratio requiring a minimum quarterly ratio of consolidated EBITDA to consolidated interest expense, a minimum EBITDA covenant, a Collateral Coverage Covenant, and restrictive covenants that limit our ability and that of our subsidiaries to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of our assets, make certain restricted payments and investments, enter into transactions with affiliates, make capital expenditures, and prepay certain indebtedness. We were in compliance with all restrictive and financial covenants under the Credit Agreement as of September 30, 2015.
Our ability to continue to comply with these covenants depends on our future performance, which is affected by financial, business, economic and other factors that are beyond our control. In the event that utilization and pricing levels for our services remain at or near existing levels, we currently expect that we may not remain in compliance with one or more of the financial covenants under the Credit Agreement in future periods.

If we are unable to meet our debt service obligations or should we fail to comply with, or obtain relief from, the financial and other restrictive covenants contained in the Credit Agreement, we may trigger an event of default under the Credit Agreement. Upon such an event of default, the lenders may refuse to fund borrowings under the Revolving Credit Facility and would have the right to terminate the commitments under the Revolving Credit Facility and potentially accelerate all amounts outstanding under the Credit Agreement. An acceleration under the Credit Agreement could also cause a cross default or cross acceleration of our other outstanding indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under one or more of the affected debt agreements accelerate the maturity of any loans or other debt outstanding, our financial condition and operations are likely to be materially and adversely affected. In such an event, we may be required to refinance all or part of our debt, sell important strategic assets or businesses at unfavorable prices or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all. The inability to refinance the debt or access the capital markets could have a material adverse effect on our financial condition and results from operations. Please see “Liquidity and Capital Resources – Description of Our Credit Agreement” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Credit Agreement, including the financial and other restrictive covenants contained therein.

Our Credit Agreement has substantial restrictions and financial covenants which we may not be in compliance with in future periods. We may have difficulty obtaining additional credit, which could adversely affect our operations and financial position.
We depend on our Revolving Credit Facility for a portion of our future capital needs. The Credit Agreement governing our Revolving Credit Facility contains restrictive covenants that limit our ability and that of our subsidiaries to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of our assets, make certain restricted payments and investments, enter into transactions with affiliates and prepay certain indebtedness. The Credit Agreement also contains financial covenants that require us to maintain certain financial ratios. Please see “Liquidity and Capital Resources - Description of Our Credit Agreement” in Part I, Item 2 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Credit Agreement, including the financial and other restrictive covenants contained therein.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes share repurchase activity for the nine months ended September 30, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under Such Program
January 1 - January 31	—	—	—	—
February 1 - February 28	139,366	$11.46	—	—
March 1 - March 31	358	$12.50	—	—
April 1 - April 30	9,825	$14.80	—	—
May 1 - May 31	57	$17.40	—	—
June 1 - June 30	65,409	$14.35	—	—
July 1 - July 31	3,180	$12.22	—	—
August 1 - August 31	492	$7.72	—	—
September 1 - September 30	—	—	—	—

(a)
Represents shares that were withheld by the Company to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares. The value of such shares is based on the closing price of our common shares on the vesting date.

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

10.1
Waiver and Second Amendment to Credit Agreement, dated as of September 29, 2015, among C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co, the guarantors party thereto, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services Ltd.’s Current Report on Form 8-K, filed on September 30, 2015 (File No. 000-55404)).

10.2
Third Amendment (Refinancing Amendment) to Credit Agreement, dated as of September 29, 2015, among C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co, the guarantors party thereto, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto(incorporated herein by reference to Exhibit 10.1 to C&J Energy Services Ltd.’s Current Report on Form 8-K, filed on September 30, 2015 (File No. 000-55404)).

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

C&J Energy Services Ltd.

Date:	November 6, 2015	By:	/s/ Randall C. McMullen, Jr.
Randall C. McMullen, Jr.
President, Chief Financial Officer and Director
(Principal Financial Officer)

		By:	/s/ Brian Patterson
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

10.1
Waiver and Second Amendment to Credit Agreement, dated as of September 29, 2015, among C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co, the guarantors party thereto, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services Ltd.’s Current Report on Form 8-K, filed on September 30, 2015 (File No. 000-55404)).

10.2
Third Amendment (Refinancing Amendment) to Credit Agreement, dated as of September 29, 2015, among C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co, the guarantors party thereto, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto(incorporated herein by reference to Exhibit 10.1 to C&J Energy Services Ltd.’s Current Report on Form 8-K, filed on September 30, 2015 (File No. 000-55404)).

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