Form 10-Q
period 2016-03-31
C&J Energy Services Ltd.
filed 2016-05-10
CIK 1615817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.01 per share, outstanding at May 6, 2016, was 120,042,293.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

-i-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,535	$25,900
Accounts receivable, net of allowance of $4,765 at March 31, 2016 and $7,917 at December 31, 2015	182,243	274,691
Inventories, net	100,289	102,257
Prepaid and other current assets	61,966	72,560
Deferred tax assets	9,608	9,035
Total current assets	497,641	484,443
Property, plant and equipment, net of accumulated depreciation of $552,402 at March 31, 2016 and $499,894 at December 31, 2015	1,151,164	1,210,441
Other assets:
Goodwill	—	307,677
Intangible assets, net	92,935	147,861
Deferred financing costs, net of accumulated amortization of $7,281 at March 31, 2016 and $6,396 at December 31, 2015	13,470	14,355
Other noncurrent assets	33,614	34,175
Total assets	$1,788,824	$2,198,952
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124,948	$184,859
Payroll and related costs	13,522	10,516
Accrued expenses	43,240	52,069
Current portion of debt and capital lease obligations, net of original issue discount and deferred financing costs of $82,895 at March 31, 2016	1,256,196	13,433
Related party payables	29,100	28,206
Other current liabilities	1,213	1,785
Total current liabilities	1,468,219	290,868
Deferred tax liabilities	60,289	149,151
Capital lease obligations at March 31, 2016 and long-term debt and capital lease obligations, net of original issue discount and deferred financing costs of $86,368 at December 31, 2015	31,371	1,108,123
Other long-term liabilities	16,724	18,167
Total liabilities	1,576,603	1,566,309
Commitments and contingencies
Shareholders' equity:
Common shares, par value of $0.01, 750,000,000 shares authorized, 120,107,979 issued and outstanding at March 31, 2016 and 120,420,120 issued and outstanding at December 31, 2015	1,201	1,204
Additional paid-in capital	1,003,785	997,766
Accumulated other comprehensive loss	(2,051)	(4,025)
Retained deficit	(790,714)	(362,302)
Total shareholders' equity	212,221	632,643
Total liabilities and shareholders’ equity	$1,788,824	$2,198,952
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$269,615	$401,216
Costs and expenses:
Direct costs	261,766	326,164
Selling, general and administrative expenses	62,039	64,457
Research and development	2,377	4,090
Depreciation and amortization	58,953	37,438
Impairment expense	381,694	—
(Gain) loss on disposal of assets	3,202	(731)
Operating loss	(500,416)	(30,202)
Other income (expense):
Interest expense, net	(25,468)	(5,188)
Other income (expense), net	3,324	(166)
Total other income (expense)	(22,144)	(5,354)
Loss before income taxes	(522,560)	(35,556)
Income tax benefit	(94,148)	(4,893)
Net loss	$(428,412)	$(30,663)
Net loss per common share:
Basic	$(3.65)	$(0.51)
Diluted	$(3.65)	$(0.51)
Weighted average common shares outstanding:
Basic	117,533	59,682
Diluted	117,533	59,682

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(428,412)	$(30,663)

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	1,974	(1,078)
Comprehensive loss	$(426,438)	$(31,741)
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Common Shares		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings (Deficit)	Total
	Number of Shares	Amount, at $0.01 par value
Balance, December 31, 2014	55,333	$553	$271,104	$(45)	$510,240	$781,852
Issuance of common shares, net of issuance costs	62,542	625	709,642	—	—	710,267
Issuance of restricted shares, net of forfeitures	2,613	26	3,006	—	—	3,032
Employee tax withholding on restricted shares vesting	(222)	(2)	(2,619)	—	—	(2,621)
Issuance of common shares for stock options exercised	154	2	451	—	—	453
Tax effect of share-based compensation	—	—	(2,367)	—	—	(2,367)
Share-based compensation	—	—	18,549	—	—	18,549
Net loss	—	—	—	—	(872,542)	(872,542)
Foreign currency translation loss	—	—	—	(3,980)	—	(3,980)
Balance, December 31, 2015	120,420	1,204	997,766	(4,025)	(362,302)	632,643
Restricted share forfeitures	(121)	(1)	1	—	—	—
Employee tax withholding on restricted shares vesting	(191)	(2)	(313)	—	—	(315)
Tax effect of share-based compensation	—	—	(5,592)	—	—	(5,592)
Share-based compensation	—	—	11,923	—	—	11,923
Net loss	—	—	—	—	(428,412)	(428,412)
Foreign currency translation gain	—	—	—	1,974	—	1,974
Balance, March 31, 2016 *	120,108	$1,201	$1,003,785	$(2,051)	$(790,714)	$212,221

*	Unaudited
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(428,412)	$(30,663)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	58,953	37,438
Impairment expense	381,694	—
Inventory write-down	1,267	—
Deferred income taxes	(94,148)	2,944
Provision for doubtful accounts, net of write-offs	508	150
Equity in earnings from unconsolidated affiliate	156	(247)
(Gain) loss on disposal of assets	3,202	(731)
Share-based compensation expense	11,923	3,748
Amortization of deferred financing costs	2,279	566
Accretion of original issue discount	2,079	167
Changes in operating assets and liabilities:
Accounts receivable	96,247	92,223
Inventory	817	(16,202)
Prepaid and other current assets	6,119	(9,783)
Accounts payable	(70,004)	(41,155)
Payroll and related costs and accrued expenses	(6,701)	16,384
Income taxes payable	5,556	(3,026)
Other	(1,106)	(4,156)
Net cash provided by (used in) operating activities	(29,571)	47,657
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(18,667)	(48,588)
Proceeds from disposal of property, plant and equipment	12,009	2,083
Payments made for business acquisitions, net of cash acquired	—	(693,455)
Net cash used in investing activities	(6,658)	(739,960)
Cash flows from financing activities:
Proceeds from revolving debt	174,000	133,000
Payments on revolving debt	(8,000)	(358,000)
Proceeds from term loans	—	1,001,400
Payments on term loans	(2,650)	—
Payments of capital lease obligations	(810)	(1,117)
Financing costs	—	(48,106)
Registration costs associated with issuance of common shares	—	(1,469)
Employee tax withholding on restricted shares vesting	(315)	(1,597)
Excess tax expense from share-based compensation	(5,592)	(1,983)
Net cash provided by financing activities	156,633	722,128

Effect of exchange rate changes on cash	(2,769)	—

Net increase in cash and cash equivalents	117,635	29,825
Cash and cash equivalents, beginning of period	25,900	10,017
Cash and cash equivalents, end of period	$143,535	$39,842

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Organization, Nature of Business and Summary of Significant Accounting Policies
Organization and Nature of Business
C&J Energy Services Ltd. (together with its consolidated subsidiaries, “C&J” or the “Company”) is a publicly traded corporation listed on the New York Stock Exchange ("NYSE") under the symbol “CJES.” The Company provides well construction, well completions, well support and other complementary oilfield services to oil and gas exploration and production companies primarily in North America. As one of the largest completion and production services companies in North America, C&J offers a full, vertically integrated suite of services involved in the entire life cycle of the well, including directional drilling, cementing, hydraulic fracturing, cased-hole wireline, coiled tubing, rig services, fluids management services and other special well site services. The Company operates in all of the major oil and gas producing regions of the continental United States and Western Canada. The Company is working to establish an operational presence in key countries in the Middle East and currently has an office and operational facility in Dubai and an operational facility in Saudi Arabia.
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
Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2015 and the consolidated statement of changes in shareholders' equity as of December 31, 2015, are derived from audited consolidated financial statements. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included. These consolidated financial statements include all accounts of the Company. All significant intercompany transactions and accounts have been eliminated upon consolidation. Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications, including changes in accounting principle from the adoption of Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires deferred financing costs to be presented on the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts. Because ASU 2015-03 was applied on a retrospective basis, deferred financing costs of $34.0 million related to the Company's Term Loan B facility have been reclassified to long-term debt and capital lease obligations as of December 31, 2015. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows of the Company.
These consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K filed with the SEC. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company’s results for the three months ended March 31, 2015 include results from the C&P Business from the closing of the Merger on March 24, 2015 through March 31, 2015. Results for periods prior to March 24, 2015 reflect the financial and operating results of Legacy C&J, and do not include the financial and operating results of the C&P Business. Unless the context indicates otherwise, as used herein, the terms “C&J” or the “Company”, or like terms refer to Legacy C&J and its subsidiaries when referring to time periods prior to March 24, 2015 and refer to C&J and its subsidiaries (which include Legacy C&J and its subsidiaries) when referring to time periods subsequent to March 24, 2015.
Going Concern. These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. These principles assume that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company incurred a net loss of $872.5 million during 2015 and $428.4 million for the three months ended March 31, 2016. During the first quarter of 2016, low utilization and commodity price levels continued to negatively impact the Company's results of operations which caused the Company to be unable to comply with the Minimum Cumulative Consolidated EBITDA Covenant measured as of March 31, 2016, which is considered an event of default under the terms of the Amended Credit Agreement (see Note 2 - Debt and Capital Lease Obligations for all defined terms contained within this Going Concern section of Note 1 - Organization, Nature of Business and Summary of Significant Accounting Policies). The Company has obtained a temporary limited waiver agreement from certain of the lenders in respect of this covenant violation effective from March 31, 2016 through May 31, 2016, wherein such lenders have agreed to not consider the covenant violation an event of default through May 31, 2016.  The Company is currently discussing debt restructuring and available financing options with the lenders that would resolve this covenant violation. If an acceptable resolution cannot be reached, the lenders could take certain actions, including terminating the revolving commitments, declaring the unpaid principal amount of the Revolver and the Five-Year Term Loans immediately due and payable, and requiring letters of credit to be cash collateralized.  The lenders could take similar actions with respect to the Seven-Year Term Loans, but only after the termination and acceleration of the Revolver and Five-Year Term Loans.
The Company does not currently have adequate cash on hand and currently is not generating sufficient cash flows to repay its indebtedness should the lenders declare the debt obligations immediately due and payable.   If the lenders under one or more of the affected debt agreements accelerate the maturity of the Company’s outstanding debt obligations, the Company may be required to refinance all or part of its debt, seek alternative financing or sell important strategic assets or businesses, which it may not be able to do at pricing or terms acceptable to the Company or at all. The inability to refinance the debt, obtain acceptable financing or otherwise raise the amounts necessary to service or repay its indebtedness could have a material adverse effect on the Company’s financial condition and results of operations and the Company could be forced into bankruptcy or liquidation.
Accordingly, the Company has reclassified all amounts due under the Revolver and Term Loan B Facility as current liabilities in its consolidated balance sheet as of March 31, 2016, including $287.0 million due under the Revolver, $569.3 million of principal due under the Five-Year Term Loans, and because of the cross default provisions contained within the Amended Credit Agreement, $480.2 million of principal due under the Seven-Year Term Loans. Given the matters described above, and the uncertainty associated with the Company’s ability to fund its debt obligation, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the substantial doubt about the Company's ability to continue as a going concern. For additional information, please see “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used in, but are not limited to, determining the following: allowance for doubtful accounts, recoverability and valuation of long-lived assets, goodwill, useful lives used in depreciation and amortization, inventory reserves, income taxes, and share-based compensation. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, or as additional information is obtained and as the Company’s operating environment changes.
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
Inventories are stated at the lower of cost or market (net realizable value) on a first-in, first-out basis and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$34,321	$34,720
Work-in-process	13,263	13,574
Finished goods	56,625	58,657
Total inventory	104,209	106,951
Inventory reserve	(3,920)	(4,694)
Inventory, net	$100,289	$102,257

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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

integrated research and technology service line. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the related assets, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related assets. The impairment loss is then allocated across the asset group's major classifications.

The Company concluded that the sharp fall in commodity prices during the second half of 2014 constituted a triggering event that resulted in a significant slowdown in activity across the Company’s customer base, which in turn has increased competition and put pressure on pricing for its services throughout 2015 and into the first quarter of 2016. Although the severity and extent of this continued downturn is uncertain, absent a significant recovery in commodity prices, activity and pricing levels may continue to decline in future periods. As a result of the triggering event during the fourth quarter of 2014, PP&E recoverability testing was performed throughout 2015 and in the first quarter of 2016 on the asset groups in each of the Company’s service lines. During the first quarter of 2016, the recoverability testing for the directional drilling, cementing, artificial lift applications and international coiled tubing asset groups yielded an estimated undiscounted net cash flow that was less than the carrying amount of the related assets. The estimated fair value for each respective asset group was compared to its carrying value, and impairment expense of $15.8 million was recognized during the first quarter of 2016 and allocated across each respective asset group's major classification. The impairment charge was primarily related to underutilized equipment in the Other Services segment.  The fair value of these assets was based on the projected present value of future cash flows that these assets are expected to generate. Should industry conditions worsen, additional impairment charges may be required in future periods.
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
Judgment is used in assessing whether goodwill should be tested for impairment more frequently than annually. Factors such as unexpected adverse economic conditions, competition, market changes and other external events may require more frequent assessments. During the third quarter of 2015, sustained low commodity price levels and the resulting impact on the Company’s results of operations, coupled with the sustained weakness in the Company’s share price were deemed triggering events that led to an interim period test for goodwill impairment. During the first quarter of 2016, commodity price levels remained depressed which materially and negatively impacted the Company's results of operations, and the further declines in the Company's share price led to another interim period test for goodwill impairment. See Note 3 - Goodwill and Other Intangible Assets for further discussion on impairment testing results.
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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For further discussion of the application of this accounting policy regarding impairments, please see Note 3 - Goodwill and Other Intangible Assets.
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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Share-Based Compensation. The Company’s share-based compensation plans provide the ability to grant equity awards to the Company’s employees, consultants and non-employee directors. As of March 31, 2016, only nonqualified stock options and restricted shares had been granted under such plans. The Company values option grants based on the grant date fair value by using the Black-Scholes option-pricing model and values restricted share grants based on the closing price of C&J’s common shares on the grant date. The Company recognizes share-based compensation expense on a straight-line basis over the

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

requisite service period for the entire award. Further information regarding the Company’s share-based compensation arrangements and the related accounting treatment can be found in Note 4 – Share-Based Compensation.
Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and capital lease obligations. The recorded values of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and the Revolving Credit Facility approximate their fair values. The following table compares the carrying value of the Company's term debt instruments to its fair value as of March 31, 2016 (See Note 2 – Debt and Capital Lease Obligations for further discussion regarding the Company’s Credit Facilities (as defined therein)):

	March 31, 2016
	Carrying Value	Fair Value
	(In thousands)
Five-Year Term Loans, net of original issue discount and deferred financing costs	$536,707	$242,290
Seven-Year Term Loans, net of original issue discount and deferred financing costs	$429,798	$195,363
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
The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are reversed in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination. Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. The Company had no uncertain tax positions as of March 31, 2016.
The effective tax rate was a benefit of 18.0% for the three month period ended March 31, 2016 as compared to a 13.8% provision for the three month period ended March 31, 2015. The Company realized an income tax benefit for the three month period ended March 31, 2016 primarily due to a larger pre-tax loss in the current period, as compared to the prior year. The effective tax rate, and resulting benefit, is less than the expected statutory rate primarily due to impairment charges in the quarter that were not deductible for tax.
Earnings (Loss) Per Share. Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the applicable period and excludes shares subject to outstanding stock options and restricted shares. Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the period

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

plus, when their effect is dilutive, incremental shares consisting of shares subject to outstanding stock options and restricted shares.

The following is a reconciliation of the components of the basic and diluted loss per share calculations for the applicable periods:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Numerator:
Net loss attributed to common shareholders	$(428,412)	$(30,663)
Denominator:
Weighted average common shares outstanding	117,533	59,682
Effect of potentially dilutive common shares:
Stock options	—	—
Restricted shares	—	—
Weighted average common shares outstanding and assumed conversions	117,533	59,682
Loss per common share:
Basic	$(3.65)	$(0.51)
Diluted	$(3.65)	$(0.51)
A summary of securities excluded from the computation of basic and diluted loss per share is presented below for the applicable periods:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Basic loss per share:
Restricted shares	2,726	1,244
Diluted loss per share:
Anti-dilutive stock options	4,523	2,468
Anti-dilutive restricted shares	2,695	874
Potentially dilutive securities excluded as anti-dilutive	7,218	3,342
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers ("ASU 2015-14"), which deferred the effective date of ASU 2014-09 for all entities by one year and is effective for the Company's fiscal year beginning January 1, 2018.  ASU 2015-14 permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 improves upon U.S. GAAP by, among other things, (1) requiring equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value, with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (4) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company is required to adopt this ASU for years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact, if any, of adopting this new accounting standard on its results of operations and financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU No. 2016-02 seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. Unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both operating and finance leases to be recognized on the balance sheet. Additionally, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The amendments in ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. The Company is currently evaluating the impact of adopting this new accounting standard on its results of operations and financial position.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), to simplify certain provisions in stock compensation accounting, including the simplification of accounting for a stock payment's tax consequences. The ASU amends the guidance for classifying awards as either equity or liabilities, allows companies to estimate the number of stock awards they expect to vest, and revises the tax withholding requirements for stock awards. The amendments in ASU No. 2016-09 are effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early application is permitted. The Company is currently evaluating the impact of adopting this new accounting standard on its results of operations and financial position.

Note 2 - Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following (in thousands):

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2016	December 31, 2015

Revolving Credit Facility	$287,000	$121,000
Five-Year Term Loans, net of original issue discount and deferred financing costs of $32,543 and $34,336 as of March 31, 2016 and December 31, 2015, respectively	536,707	536,353
Seven-Year Term Loans, net of original issue discount and deferred financing costs of $50,352 and $52,032 as of March 31, 2016 and December 31, 2015, respectively	429,798	429,330
Capital leases	34,062	34,873
Total debt and capital lease obligations	1,287,567	1,121,556
Less: current portion of debt and capital lease obligations, net of original issue discount and deferred financing costs of $82,895 at March 31, 2016	(1,256,196)	(13,433)
Long-term debt and capital lease obligations	$31,371	$1,108,123

Credit Agreement
On March 24, 2015, in connection with the closing of the Merger, the Company entered into a new credit agreement with Bank of America N.A., as administrative agent and other lending parties (the “Original Credit Agreement”). At the closing, the Original Credit Agreement provided for senior secured credit facilities (collectively, the "Credit Facilities") in an aggregate principal amount of $1.66 billion, consisting of (i) a revolving credit facility (“Revolving Credit Facility” or the “Revolver”) in the aggregate principal amount of $600.0 million and (ii) a term loan B facility (“Term Loan B”) in the aggregate principal amount of $1.06 billion. The Company simultaneously repaid all amounts outstanding and terminated Legacy C&J’s prior credit agreement; no penalties were due in connection with such repayment and termination. The borrowers under the Revolver are the Company and certain wholly-owned subsidiaries of the Company, specifically, CJ Lux Holdings S.à. r.l. and CJ Holding Co. The borrower under the Term Loan B is CJ Holding Co. All obligations under the Original Credit Agreement were guaranteed by the Company’s wholly-owned domestic subsidiaries, other than immaterial subsidiaries.

On September 29, 2015, the Company obtained and entered into a waiver and certain amendments to the Original Credit Agreement (as amended by the amendments, the "Amended Credit Agreement"). The Amended Credit Agreement, among other things, suspended the quarterly maximum Total Leverage Ratio (as defined herein) and quarterly minimum Interest Coverage Ratio (as defined herein) covenants set forth in the Original Credit Agreement. The suspension of these financial covenants commenced with the fiscal quarter ended September 30, 2015 and runs through the fiscal quarter ending June 30, 2017. Upon reinstatement of these covenants as of the quarter ending September 30, 2017, the required levels initially are more lenient than those in effect under the terms of the Original Credit Agreement and gradually adjust to those prior levels over the subsequent fiscal quarters (see Amended Covenant and Compliance below). The effectiveness of the covenant suspension was also subject to certain conditions that, among other things, reduce the capacity of the Company to make investments and restricted payments through the quarter ending December 31, 2017.

On May 10, 2016, the Company obtained a temporary limited waiver agreement (the “Temporary Waiver”) from certain of the lenders pursuant to which, effective as of March 31, 2016, such lenders agreed to not consider a breach of the Minimum Cumulative Consolidated EBITDA Covenant (as defined herein) measured as of March 31, 2016 an event of default through May 31, 2016. As long as the Temporary Waiver is in effect, the Company will still be required to comply generally with those provisions of the Amended Credit Agreement which apply during an event of default.

Revolving Credit Facility

As of March 31, 2016, $287.0 million was outstanding under the Revolver along with $9.2 million of outstanding letters of credit.

The Revolver matures on March 24, 2020 (except that if any Five-Year Term Loans (as defined herein) have not been repaid prior to September 24, 2019, the Revolver will mature on September 24, 2019). Borrowings under the Revolver are non-amortizing.

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

Subject to certain conditions and limitations, the Amended Credit Agreement permits the Company to increase the aggregate commitments under the Revolver in a total principal amount of up to $100.0 million. However, the Company does not anticipate any such increase will be available in the near term.

The Revolver is permitted to be prepaid from time to time without premium or penalty.
Term Loan B Facility
Borrowings under the Term Loan B are comprised of two tranches: a tranche consisting of $575.0 million in original aggregate principal amount of term loans maturing on March 24, 2020 (the “Five-Year Term Loans”) and a tranche consisting of a $485.0 million in original aggregate principal amount of term loans maturing on March 24, 2022 (the “Seven-Year Term Loans”). The Company is required to make quarterly amortization payments in an amount equal to 1.00% per annum, with the remaining balance payable on the applicable maturity date. As of March 31, 2016, the Company had borrowings outstanding under the Five-Year Term Loans and the Seven-Year Term Loans of $569.3 million and $480.2 million, respectively.

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

As of March 31, 2016, the weighted average interest rate of borrowings under the Credit Agreement was 6.3%.

Amended Covenants and Compliance

The Amended Credit Agreement provided for new financial covenants that would apply in lieu of the Total Leverage Ratio and Interest Coverage Ratio previously in effect under the Original Credit Agreement, including the following:

•
Implementation of a quarterly minimum EBITDA covenant, commencing with the quarter ended September 30, 2015 and running through the quarter ending June 30, 2017, based on negotiated EBITDA levels and with cushion baskets available for any EBITDA shortfalls through the third quarter of 2016 (the "Minimum

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cumulative Consolidated EBITDA Covenant");

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

•
Increases to the applicable rate on Revolver borrowings by (i) 50 basis points in the event that the Company’s most recently reported total leverage ratio is greater than 4.00:1.00 and less than or equal to 4.50:1.00 and (ii) 100 basis points in the event that the Company’s most recently reported total leverage ratio is greater than 4.50:1.00; and

•
Quarterly limitations on capital expenditures for the quarter ended December 31, 2015, and annual limitations on capital expenditures for the four fiscal quarter periods ending December 31, 2016 through June 30, 2017.

The Minimum Cumulative Consolidated EBITDA Covenant is applicable to the Revolver and the Five-Year Term Loans and consists of the following Consolidated EBITDA levels and cushion amounts for the period starting September 30, 2015 and running through the fiscal quarter ending June, 30, 2017 (in thousands):

	Minimum Cumulative Consolidated EBITDA (1)	Cushion Amounts
Three months ended September 30, 2015	$(15,000)	$10,000
Three months ended December 31, 2015	$10,000	$20,000
Six months ended March 31, 2016	$28,000	$40,000
Nine months ended June 30, 2016	$63,000	$60,000
Twelve months ended September 30, 2016	$121,000	$60,000
Twelve months ended December 31, 2016	$115,000	None
Twelve months ended March 31, 2017	$165,000	None
Twelve months ended June 30, 2017	$205,000	None
(1) Minimum Cumulative Consolidated EBITDA is defined as total earnings (loss) before net interest expense, income taxes, depreciation and amortization, other income (expense), and net gain or loss on disposal of assets, and excludes, among other things, stock based compensation expense, acquisition-related costs, and non-routine items.
During the first quarter of 2016, utilization and commodity price levels continued to fall towards unprecedented levels which negatively impacted the Company's results of operations and caused the Company to fall out of compliance with the Minimum Cumulative Consolidated EBITDA Covenant measured as of March 31, 2016, which is considered an event of default under the Amended Credit Agreement. On May 10, 2016, the Company obtained a temporary limited waiver agreement from certain of the lenders in respect of this covenant violation from March 31, 2016 through May 31, 2016, wherein such lenders have agreed to not consider the covenant violation an event of default through May 31, 2016. As long as the temporary limited waiver agreement is effective, the Company will still be required to comply generally with the provisions of the Amended Credit Agreement which apply during an event of default. In addition, as a condition to the effectiveness of the Temporary Waiver, maximum borrowing capacity under the Revolver was reduced from $400 million to $300 million.
The Company is actively negotiating with the lenders to resolve the covenant violation, including with respect to alternatives to the Company's current capital structure. The Company is also exploring available financing and restructuring options. If the temporary limited waiver agreement is not extended beyond May 31, 2016, the lenders could take certain actions following that date, including terminating the revolving commitments, declaring the unpaid principal amount of the Revolver and the Five-Year Term Loans immediately due and payable, and requiring letters of credit to be cash collateralized. The lenders could take similar actions with respect to the Seven-Year Term Loans, but only after the termination and acceleration of the Revolver and Five-Year Term Loans. Accordingly, the Company has reclassified all amounts due under the Revolver and Term Loan B Facility as current liabilities, including $287.0 million due under the Revolver, $569.3 million of principal due under the Five-Year Term Loans, and because of the cross default provisions contained within the Amended Credit Agreement, $480.2 million of principal due under the Seven-Year Term Loans.

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
As of March 31, 2016, the Company had $31.4 million in long-term capital lease obligations.

Note 3 - Goodwill and Other Intangible Assets
During the first quarter of 2016, utilization and commodity price levels continued to fall towards unprecedented levels and the resulting negative impact on the Company’s results of operations, coupled with the sustained decrease in the Company’s stock price, were deemed triggering events that led to an interim period test for goodwill impairment. The Company chose to bypass a qualitative approach and instead opted to employ the detailed Step 1 impairment testing methodologies discussed below.
Income approach
The income approach impairment testing methodology is based on a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. For the Completion Services and Well Support Services reporting units, the future cash flows were projected based on estimates of projected revenue growth, fleet and rig count, utilization, gross profit rates, SG&A rates, working capital fluctuations, and capital expenditures. For the Other Services reporting unit, the future cash flows were projected based primarily on estimates of future demand for manufactured and refurbished equipment as well as parts and service, gross profit rates, SG&A rates, working capital fluctuations, and capital expenditures. Forecasted cash flows for the three reporting units take into account known market conditions as of March 31, 2016, and management’s anticipated business outlook, both of which have been impacted by the sustained decline in commodity prices.
A terminal period was used to reflect an estimate of stable, perpetual growth. The terminal period reflects a terminal growth rate of 2.5% for all three reporting units, including an estimated inflation factor.

The future cash flows were discounted using a market-participant risk-adjusted weighted average cost of capital (“WACC”) of 14.5% for Completion Services, 14.0% for Well Support Services, and 16.0% for Other Services reporting units. These assumptions were derived from unobservable inputs and reflect management’s judgments and assumptions.
Market approach
The market approach impairment testing methodology is based upon the guideline public company method. The application of the guideline public company method was based upon selected public companies operating within the same industry as the Company. Based on this set of comparable competitor data, price-to-earnings multiples were derived and a range of price-to-earnings multiples was determined for each reporting unit. Selected market multiples were 10.6x for Completion Services, 10.5x for Well Support Services and 11.0x for Other Services reporting units.
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
The estimated fair value determined under the income approach was consistent with the estimated fair value determined under the market approach. The concluded fair value for the Completion Services and Well Support Services reporting units consisted of a weighted average, with an 80% weight under the income approach and a 20% weight under the market approach. The concluded fair value for the Other Services reporting unit consisted of a weighted average with a 50% weight under the income approach and a 50% weight under the market approach.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The results of the Step 1 impairment testing indicated potential impairment in the Well Support Services reporting unit. The goodwill associated with both the Completion Services and Other Services reporting units was completely impaired during the third quarter of 2015. As a way to validate the estimated reporting unit fair values, the total market capitalization of the Company was compared to the total estimated fair value of all reporting units, and an implied control premium was derived. Market data in support of the implied control premium was used in this reconciliation to corroborate the estimated reporting unit fair values.
Step 2 of the goodwill impairment testing for the Well Support Services reporting units was performed during the first quarter of 2016, and the results concluded that there was no value remaining to be allocated to the goodwill associated with this reporting unit. As a result, the Company recognized impairment expense of $314.8 million as of March 31, 2016.
As of March 31, 2016, there is no goodwill remaining to be allocated across the Company's three reporting units.
The changes in the carrying amount of goodwill for the year ended December 31, 2015 and for the three months ended March 31, 2016, are as follows (in thousands):

	Completion Services	Well Support Services	Other Services	Total
As of December 31, 2014	$206,465	$—	$13,488	$219,953
Acquisitions	141,435	309,541	24,700	475,676
Impairment expense	(347,652)	—	(37,316)	(384,968)
Foreign currency translation and other adjustments	(248)	(1,864)	(872)	(2,984)
As of December 31, 2015	—	307,677	—	307,677
Measurement period adjustments	8	5,863	—	5,871
Impairment expense	(8)	(314,774)	—	(314,782)
Foreign currency translation and other adjustments	—	1,234	—	1,234
As of March 31, 2016	$—	$—	$—	$—
Indefinite-Lived Intangible Assets
The Company had approximately $6.0 million of intangible assets with indefinite useful lives, which are subject to annual impairment tests or more frequently if events or circumstances indicate the carrying amount may not be recoverable.
The Company’s intangible assets associated with intellectual property, research and development (“IPR&D”) consist of technology that is still in the testing phase, and management continues to actively pursue development and planned marketing of the new technology. Based on the Company's evaluation which includes successful test results within its research and development facilities, it was determined that the IPR&D carry value of $6.0 million was not impaired as of March 31, 2016.
Definite-Lived Intangible Assets
The Company reviews definite-lived intangible assets for impairment when events or changes in circumstances (a triggering event) indicate that the asset may have a net book value in excess of recoverable value. During the first quarter of 2016, as noted above, management determined the sustained low commodity price levels coupled with the sustained decrease in the Company’s share price were deemed triggering events that provided indicators that its definite-lived intangible assets may be impaired. The Company performed a recoverability test on all of its definite-lived intangible assets which compares the estimated future net undiscounted cash flows expected to be generated from the use of the asset to the carrying amount of the asset for recoverability. If the estimated undiscounted cash flows exceed the carrying amount of the asset, an impairment does not exist and a loss will not be recognized. If the undiscounted cash flows are less than the carrying amount of the asset, the asset is not recoverable and the amount of impairment must be determined by fair valuing the asset.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recoverability testing resulted in intangible assets associated with the Company’s wireline and artificial lift lines of business were not recoverable. The fair value of the wireline and artificial lift assets was determined to be $42.2 million and $1.1 million, respectively, resulting in impairment expense of $47.5 million and $3.6 million, respectively.
The changes in the carrying amounts of other intangible assets for the three months ended March 31, 2016 are as follows (in thousands):

	Amortization Period	December 31, 2015	Impairment Expense	Amortization Expense	Move from Indefinite-Lived to Definite- Lived	Foreign Currency Translation Adjustment	March 31, 2016
Customer relationships	8-15 years	$122,814	$(41,306)	$—	$—	$4	$81,512
Trade name	10-15 years	42,580	(9,433)	—	—	4	33,151
Developed technology	5-15 years	19,897	—	—	1,610	21	21,528
Non-compete	4-5 years	2,710	(110)	—	—	—	2,600
Patents	10 years	373	(260)	—	—	—	113
IPR&D	Indefinite	7,598	—	—	(1,610)	—	5,988
		195,972	(51,109)	—	—	29	144,892
Less: accumulated amortization		(48,111)	—	(3,817)	—	(29)	(51,957)
Intangible assets, net		$147,861	$(51,109)	$(3,817)	$—	$—	$92,935

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

The 2015 LTIP provides for the grant of share-based awards to the Company’s employees, consultants and non-employee directors. The following types of awards are available for issuance under the 2015 LTIP: incentive stock options and nonqualified stock options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, performance awards and share awards. As of March 31, 2016 only nonqualified stock options and restricted shares have been awarded under the 2015 LTIP and 2012 LTIP. No grants were issued during the three months ended March 31, 2016.
A total of 4.3 million shares of common shares were originally authorized and approved for issuance under the 2012 LTIP and on June 4, 2015, the shareholders of the Company approved the First Amendment to the 2015 LTIP, which increased the number of common shares that may be issued under the 2015 LTIP by approximately 3.6 million shares. The shareholders of the Company approved the Second Amendment to the 2015 LTIP in February 2016, which increased the number of common shares that may be issued by approximately 6.0 million shares. Including the add-back of approximately 0.3 million shares of canceled grants under the 2012 LTIP and 2015 LTIP during the first quarter of 2016, approximately 10.0 million common shares remain available for issuance under the 2015 LTIP as of March 31, 2016. The number of common shares available for issuance under the 2015 LTIP is subject to adjustment in the event of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants, rights or debentures, stock dividend, stock split or reverse stock split, cash dividend, property dividend, combination or exchange of shares, repurchase of shares, change in

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

corporate structure or any similar corporate event or transaction. The number of common shares available for issuance may also increase due to the termination of an award granted under the 2015 LTIP, the 2012 LTIP or the Prior Plans (as defined below), by expiration, forfeiture, cancellation or otherwise without the issuance of the common shares.
Prior to the approval of the 2012 LTIP, all share-based awards granted to Legacy C&J’s employees, consultants and non-employee directors were granted under the C&J Energy Services 2006 Stock Option Plan and subsequently under the C&J Energy Services 2010 Stock Option Plans (collectively known as the “Prior Plans”). No additional awards will be granted under the Prior Plans.
Stock Options
The fair value of each option award granted under the 2015 LTIP, the 2012 LTIP and the Prior Plans is estimated on the date of grant using the Black-Scholes option-pricing model. Option awards are generally granted with an exercise price equal to the market price of the Company’s common shares on the grant date. For options granted prior to Legacy C&J’s initial public offering, which closed on August 3, 2011, the calculation of Legacy C&J’s share price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. Additionally, due to the Company’s lack of historical volume of option activity, the expected term of options granted is derived using the “plain vanilla” method. In addition, expected volatilities have been based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. During the three months ended March 31, 2015, approximately 0.3 million replacement option awards were granted by the Company to employees. No options were granted during the three months ended March 31, 2016.
As of March 31, 2016, the Company had approximately 5.1 million options outstanding to employees and non-employee directors. Option awards granted under the 2015 LTIP and the Prior Plans expire on the tenth anniversary of the grant date and generally vest over three years of continuous service with one-third vesting on each of the first, second and third anniversaries of the grant date.
Restricted Shares

Restricted shares are valued based on the closing price of the Company’s common shares on the NYSE on the date of grant. During the three months ended March 31, 2015, approximately 1.2 million restricted shares were granted to employees and non-employee directors under the 2015 LTIP, including approximately 0.6 million replacement restricted shares, at fair market values ranging from $11.38 to $13.36 per share. During the three months ended March 31, 2016, no restricted shares were granted by the Company.
To the extent permitted by law, the recipient of an award of restricted shares will have all of the rights of a shareholder with respect to the underlying common shares, including the right to vote the common shares and to receive all dividends or other distributions made with respect to the common shares. Dividends on restricted shares will be deferred until the lapsing of the restrictions imposed on the shares and will be held by the Company for the account of the recipient (either in cash or to be reinvested in restricted shares) until such time. Payment of the deferred dividends and accrued interest, if any, shall be made upon the lapsing of restrictions on the restricted shares, and any dividends deferred in respect of any restricted shares shall be forfeited upon the forfeiture of such restricted shares. As of March 31, 2016, the Company had not issued any dividends.
As of March 31, 2016, the Company had approximately 1.8 million restricted shares outstanding to employees and non-employee directors. During the first quarter of 2016, 0.8 million restricted shares were subject to accelerated vesting in accordance with the terms of the employee agreement of the Company's former Chief Executive Officer. Restricted share awards granted under the 2015 LTIP generally vest over a three-year period from the grant date.
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
The following is a description of the reportable segments:
Completion Services

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

Other Services
The Other Services segment is comprised of the Company’s smaller service lines and divisions, including directional drilling services, cementing services, equipment manufacturing and repair, specialty chemical sales and research and technology and Middle Eastern operations; the Company manages several of its vertically integrated business through its research and technology division, including its data acquisition and control instruments provider as well as its artificial lift applications provider. Also included in the Other Services are intersegment eliminations and costs associated with activities of a general corporate nature.

The following tables set forth certain financial information with respect to the Company’s reportable segments.

	Completion Services	Well Support Services	Other Services	Total
Three months ended March 31, 2016
Revenue from external customers	$162,496	$95,549	$11,570	$269,615
Adjusted EBITDA	(9,178)	4,960	(27,588)	(31,806)
Depreciation and amortization	34,571	18,315	6,067	58,953
Operating loss	(93,857)	(330,507)	(76,052)	(500,416)
Capital expenditures	4,748	864	13,055	18,667
As of March 31, 2016
Total assets	$867,682	$641,735	$279,407	$1,788,824
Goodwill	—	—	—	—
Three months ended March 31, 2015
Revenue from external customers	$370,954	$16,127	$14,135	$401,216
Adjusted EBITDA	49,779	4,275	(22,273)	31,781
Depreciation and amortization	32,939	2,236	2,263	37,438
Operating income (loss)	17,620	2,038	(49,860)	(30,202)
Capital expenditures	40,089	1,623	6,876	48,588
As of March 31, 2015
Total assets	$2,088,886	$1,028,827	$324,014	$3,441,727
Goodwill	339,465	310,913	13,488	663,866
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
As required under Item 10(e) of Regulation S-K of the Securities Exchange Act of 1934, as amended, included below is a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income (loss), which is the nearest

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

comparable U.S. GAAP financial measure (in thousands) on a consolidated basis for the three months ended March 31, 2016 and 2015, and on a reportable segment basis for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA	$(31,806)	$31,781
Interest expense, net	(25,468)	(5,188)
Income tax benefit (expense)	94,148	4,893
Depreciation and amortization	(58,953)	(37,438)
Other income (expense), net	3,324	(166)
Gain (loss) on disposal of assets	(3,202)	731
Impairment expense	(381,694)	—
Severance, facility closures and other	(10,545)	—
Share-based compensation expense acceleration	(7,792)	—
Acquisition-related costs	(3,689)	(25,276)
Customer settlement/bad debt write-off	(1,468)	—
Inventory write-down	(1,267)	—
Net loss	$(428,412)	$(30,663)

	Three Months Ended March 31, 2016
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$(9,178)	$4,960	$(27,588)	$(31,806)
Interest expense, net	(2)	45	(25,511)	(25,468)
Income tax benefit (expense)	—	—	94,148	94,148
Depreciation and amortization	(34,571)	(18,315)	(6,067)	(58,953)
Other income (expense), net	4	1,540	1,780	3,324
Gain (loss) on disposal of assets	21	1,883	(5,106)	(3,202)
Impairment expense	(47,558)	(314,774)	(19,362)	(381,694)
Severance, facility closures and other	(1,539)	(2,917)	(6,089)	(10,545)
Share-based compensation expense acceleration	—	—	(7,792)	(7,792)
Acquisition-related costs	—	—	(3,689)	(3,689)
Customer settlement/bad debt write-off	(125)	(1,343)	—	(1,468)
Inventory write-down	(906)	—	(361)	(1,267)
Net loss	$(93,854)	$(328,921)	$(5,637)	$(428,412)

	Three Months Ended March 31, 2015
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$49,779	$4,275	$(22,273)	$31,781
Interest expense, net	(10)	—	(5,178)	(5,188)
Income tax benefit (expense)	—	—	4,893	4,893
Depreciation and amortization	(32,939)	(2,236)	(2,263)	(37,438)
Other income (expense), net	179	(18)	(327)	(166)
Gain (loss) on disposal of assets	780	—	(49)	731
Acquisition-related costs	—	—	(25,276)	(25,276)
Net income (loss)	$17,789	$2,021	$(50,473)	$(30,663)

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Mergers and Acquisitions
Merger between Legacy C&J and the C&P Business of Nabors
On March 24, 2015, Legacy C&J and Nabors completed the combination of Legacy C&J with the C&P Business. The resulting combined company, which was renamed C&J Energy Services Ltd., is now one of the largest completion and production services providers in North America led by the former management team of Legacy C&J. At the closing of the combination, Nabors received total consideration of $1.4 billion, subject to working capital adjustments, in the form of $688.1 million in cash, $5.5 million in cash to reimburse Nabors for operating assets acquired prior to March 24, 2015, and $714.8 million in C&J common shares. The C&J common share value was based upon Legacy C&J’s closing stock price on March 23, 2015 and consisted of approximately 62.5 million C&J common shares issued to Nabors and approximately 0.4 million designated C&J common shares attributable to replacement restricted share and share option awards issued to certain employees of the C&P Business for the pre-acquisition-related employee service period. Upon the closing of the combination, Nabors owned approximately 53% of the outstanding and issued common shares of C&J, with the remainder held by former Legacy C&J shareholders. As of March 31, 2016, Nabors owns approximately 52% of C&J outstanding common shares.

On September 25, 2015, C&J and Nabors agreed to a working capital adjustment of $43.4 million in favor of C&J, which was accounted for as a reduction to the purchase price of the C&P Business.

The Merger was accounted for using the acquisition method of accounting for business combinations. In applying the acquisition method of accounting, Legacy C&J and Nabors were required to determine both the accounting acquirer and the accounting acquiree with the accounting acquirer deemed to be the party possessing the controlling financial interest. Irrespective of Nabors 53% common share ownership in C&J immediately following the closing of the Merger, Legacy C&J and Nabors determined that Legacy C&J possessed the controlling financial interest, based on, among other factors, the presence of a majority of Legacy C&J directors on the C&J board of directors and through the composition of C&J senior management consisting almost entirely of the executive officers of Legacy C&J. Legacy C&J and Nabors therefore concluded the business combination should be treated as a reverse acquisition with Legacy C&J as the accounting acquirer.
C&J financed the cash portion of the Merger and repaid previously outstanding revolver debt with borrowings drawn under the Original Credit Agreement which provided for senior secured credit facilities in an aggregate principal amount of $1.66 billion. See Note 2 – Debt and Capital Lease Obligations for further discussion on the Company’s Original Credit Agreement and Amended Credit Agreement.
The purchase price was allocated to the net assets acquired based upon their estimated fair values, as shown below (in thousands). The estimated fair values of certain assets and liabilities, including accounts receivable, inventory, property plant and equipment, other intangible assets, taxes (including uncertain tax positions), and contingencies required significant judgments and estimates.
All of the goodwill associated with the Merger was allocated to the Completion Services and Well Support Services reporting units. As part of the Company's interim test for goodwill impairment, during the third quarter of 2015, all of the goodwill allocated to the Completion Services reporting unit was written off. In addition, during the first quarter of 2016, all of the goodwill allocated to the Well Support Services reporting unit was written off. See Note 3 - Goodwill and Other Intangible Assets for further discussion.
The purchase price was initially allocated to the net assets acquired during the first quarter of 2015 and subsequently adjusted during 2015 and in the first quarter of 2016 in connection with the measurement period based upon revised estimated fair values, as follows (in thousands):

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amounts Recognized as of Merger Date	Measurement Period Adjustments (1)	Estimated Fair Value
Accounts receivable	$262,973	$11,079	$274,052
Inventory	35,491	(7,372)	28,119
Other current assets	8,857	(1,940)	6,917
Property, plant and equipment	1,024,622	(59,378)	965,244
Goodwill	444,162	12,684	456,846
Other intangible assets	28,300	13,700	42,000
Other assets	11,171	(2,913)	8,258
Total assets acquired	1,815,576	(34,140)	1,781,436
Accounts payable	(195,913)	19,610	(176,303)
Other current liabilities	(23,813)	(7,503)	(31,316)
Deferred income taxes	(187,515)	(21,368)	(208,883)
Total liabilities assumed	(407,241)	(9,261)	(416,502)
Net assets acquired	$1,408,335	$(43,401)	$1,364,934
(1) The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, including income taxes. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the date the Merger was consummated and did not result from intervening events subsequent to that date.
The fair value and gross contractual amount of accounts receivable acquired on March 24, 2015 was $274.1 million and $296.2 million, respectively. Based on the age of certain accounts receivable, a portion of the gross contractual amount was estimated to be uncollectible.
Property, plant and equipment assets acquired consist of the following fair values (in thousands) and ranges of estimated useful lives. As with fair value estimates, the determination of estimated useful lives requires judgments and assumptions.

	Estimated Useful Lives	Estimated Fair Value
Land	Indefinite	$42,741
Building and leasehold improvements	2-25	79,456
Office furniture, fixtures and equipment	2-5	2,845
Machinery & Equipment	2-10	628,791
Transportation equipment	2-5	166,457
Construction in progress		44,954

Property, plant and equipment		$965,244

Other intangibles were assessed a fair value of $42.0 million with a weighted average amortization period of approximately 11 years. These intangible assets consist of developed technology of $19.6 million, amortizable over 5 – 15 years, customer relationships of $13.0 million, amortizable over 15 years, trade name of $8.5 million, amortizable over ten years, and non-compete agreements of $0.9 million, amortizable over five years. The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill was allocated between C&J’s Completion Services and Well Support Services reporting units on the basis of historical levels of EBITDA with $141.4 million allocated to Completion Services and $315.4 million allocated to Well Support Services. The goodwill recognized as a result of the Merger was primarily attributable to the expected increased economies of scale, capabilities, resources and geographic footprint of the combined company as well as the cost savings opportunities as C&J expected to capitalize on synergies from the new combined company. The tax deductible portion of goodwill and other intangibles is $60.8 million and $22.3 million, respectively.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company treated the Merger as a non-taxable transaction. Such treatment resulted in the acquired assets and liabilities having carryover basis for tax purposes. A deferred tax liability in the amount of $208.9 million was recorded to account for the differences between the preliminary purchase price allocation and carryover tax basis.
For the three months ended March 31, 2015, the results of operations for the C&P Business that are included in C&J's consolidated financial statements reflect revenue of $31.5 million and a net loss of $(0.2) million from the March 24, 2015 acquisition date through March 31, 2015. The following unaudited pro forma results of operations have been prepared as though the Merger was completed on January 1, 2014. Pro forma amounts are based on the purchase price allocation of the acquisition and are not necessarily indicative of results that may be reported in the future (in thousands, except per share data):

Three Months Ended March 31, 2015
Revenues	$767,273
Net income (loss)	$(52,048)
Net income (loss) per common share:
Basic	$(0.44)
Diluted	$(0.44)

Acquisition of Artificial Lift Provider
On May 18, 2015, the Company acquired all of the outstanding equity interests of ESP Completion Technologies LLC, a manufacturer of wellheads, artificial lift completion tools and electric submersible pumps ("Artificial Lift Provider") for approximately $34.0 million consisting of cash of approximately $13.6 million, a holdback of $6.0 million, and an earn-out valued at approximately $14.4 million on the acquisition date.
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
If Artificial Lift Provider is able to achieve certain levels of EBITDA over a three-year period, the Company will be obligated to make future tiered payments of up to $29.5 million. This could result in a maximum total purchase price of $49.1 million. The potential payment is considered contingent consideration. At the acquisition date, the fair value of this earn-out was determined using a Monte Carlo simulation discounted cash flow model over many simulated possible future outcomes which yielded a value of $14.4 million. The earn-out will be remeasured on a fair value basis each quarter until the contingent consideration is paid or expires. At March 31, 2016, the current portion of the earn-out was estimated to have zero value, and the long-term portion was valued at $4.7 million and is included in other long-term liabilities in the Company's Consolidated Balance Sheet.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Supplemental Cash Flow Disclosures
Listed below are supplemental cash flow disclosures for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest	$14,613	$2,891
Income taxes paid (refunded)	$(154)	$17
Non-cash investing and financing activity:
Change in accrued capital expenditures	$1,491	$(6,384)
Non-cash consideration for business acquisition	$—	$714,765

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Subsequent Events

Temporary Limited Waiver under Credit Agreement

The Company was not in compliance with the Minimum Cumulative Consolidated EBITDA Covenant required to be tested as of March 31, 2016 under the Amended Credit Agreement governing the Company’s Credit Facilities, which is considered an event of default. The Company has obtained a temporary limited waiver agreement from certain of the lenders in respect of this covenant violation effective from March 31, 2016 through May 31, 2016, wherein such lenders have agreed not to consider the covenant violation an event of default through May 31, 2016. The Company is actively negotiating with the lenders to resolve this matter, including alternatives regarding the Company's current capital structure. If this temporary limited waiver agreement is not extended, the lenders holding more than 50% of the aggregate principal amount of the Revolver and the Five-Year Term Loans may take certain actions, including terminating the revolving commitments, declaring the unpaid principal amount of the Revolver and the Five Year Term Loans immediately due and payable, requiring letters of credit to be cash collateralized, and exercising other rights and remedies available under the Amended Credit Agreement. The lenders holding more than 50% of the aggregate principal amount of the Seven-Year Term Loans could take similar actions with respect to the Seven-Year Term Loans, but only after the termination and acceleration of the Revolver and Five-Year Term Loans.

For additional information, please see Note 2 – Debt and Capital Lease Obligations, as well as “Risk Factors” in Part II, Item 1A of this Quarterly Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•	our operating cash flows, the availability of capital and our liquidity;

•	our ability to comply with the financial covenant metrics contained in our debt instruments;

•	our ability to continue as a going concern;

•	our future revenue, income and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services;

•	future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures;

•	our ability to execute our long-term growth strategy, including expansion into new geographic regions and business lines;

•	our plan to continue to focus on international growth opportunities, and our ability to successfully execute and capitalize on such opportunities;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements; and

•	the timing and success of future acquisitions and other strategic initiatives and special projects.
Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks associated with the following:

•	a decline in demand for our services, including due to declining commodity prices, overcapacity and other competitive factors affecting our industry;

•	the cyclical nature and volatility of the oil and gas industry, which impacts the level of exploration, production and development activity and spending patterns by the oil and gas industry;

•
the inability to comply with the financial and other covenants and metrics in our debt agreements as a result of reduced revenue and financial performance or our inability to raise sufficient funds through assets sales or equity issuances should we need to raise funds through such methods;

•
a decline in, or substantial volatility of, crude oil and gas commodity prices, which generally leads to decreased spending by our customers and negatively impacts drilling, completion and production activity and therefore impacts demand and pricing for our services, which negatively impacts our results of operations, including potentially resulting in impairment charges;

•
pressure on pricing for our core services, including due to competition and industry and/or economic conditions, which may impact, among other things, our ability to implement price increases or maintain pricing on our core services;

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

•	expanding our operations overseas;

•	the loss of, or inability to attract key management personnel;

•	a shortage of qualified workers;

•	the loss of, or interruption or delay in operations by, one or more of our key suppliers;

•	operating hazards inherent in our industry, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage; and

•	accidental damage to or malfunction of equipment.
For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “Risk Factors” in Part I, Item A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015; and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report, together with the audited consolidated financial statements and notes thereto and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” in Part I of this Quarterly Report.
Introductory Note and Corporate Overview

C&J Energy Services Ltd. is a Bermuda exempt company listed on the New York Stock Exchange (“NYSE”) under the symbol “CJES.” Effective as of March 24, 2015, we completed the combination of C&J Energy Services, Inc. (“Legacy C&J”) with the completion and production services business (the “C&P Business”) of Nabors Industries Ltd. (“Nabors”) pursuant to that certain Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of June 25, 2014, by and among Legacy C&J, Nabors, Nabors Red Lion Limited (subsequently renamed C&J Energy Services Ltd., “New C&J”), Nabors CJ Merger Co. and CJ Holding Co. Under the terms of the Merger Agreement, Nabors separated the C&P Business from the rest of its operations and consolidated this business under New C&J. A Delaware subsidiary of New C&J then merged with and into Legacy C&J, with Legacy C&J continuing as the surviving corporation and a direct wholly owned subsidiary of New C&J (such transactions referred to collectively as the “Merger”). Effective upon closing of the Merger (the “Effective Time”), shares of common stock of Legacy C&J were converted into common shares of New C&J on a 1-for-1 basis, New C&J was renamed “C&J Energy Services Ltd.” and its common shares began trading on the New York Stock Exchange under the ticker “CJES,” which was previously used by Legacy C&J following completion of our initial public offering in 2011.
After giving effect to the Merger, Nabors owned approximately 53% of our outstanding common shares, with Legacy C&J shareholders owning the remaining 47% of our outstanding common shares. As of May 6, 2016, Nabors owns approximately 52% of our outstanding common shares. We are led primarily by the individuals who served as Legacy C&J’s executive officers prior to the Merger.
Pursuant to Rule 12g-3(a) under the Exchange Act, following the closing of the Merger, New C&J is the successor issuer to Legacy C&J and is deemed to succeed to Legacy C&J’s reporting history under the Exchange Act. Because Legacy C&J was considered the accounting acquirer in the Merger under U.S generally accepted accounting principles (“U.S. GAAP”), Legacy C&J is also considered the accounting predecessor of C&J Energy Services Ltd.
Our results for the three months ended March 31, 2016 include the financial and operating results of both Legacy C&J and the C&P Business for the entire period. Results for the three months ended March 31, 2015 include the financial and operating results of Legacy C&J for the entire period and the C&P Business for the eight-day period from the Effective Time through March 31, 2015. Accordingly, comparisons of our results for the current period to the comparable prior year period may not be meaningful. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “our,” “the Company,” “C&J,” or like terms refer to Legacy C&J and its subsidiaries when referring to time periods prior to the Effective Time and refer to New C&J and its subsidiaries (which include Legacy C&J and its subsidiaries) when referring to time periods subsequent to the Effective Time of the Merger.
Business Overview
We are one of the largest, integrated providers of completion and production services in North America. We provide a full range of well construction, well completions, well support and other complementary oilfield services to oil and gas exploration and production companies primarily in North America. Our core service lines, which are involved in the entire life cycle of the well, include directional drilling, cementing, hydraulic fracturing, cased-hole wireline, coiled tubing, rig services, fluids management services and other special well site services. We operate in all of the major oil and gas producing regions of the continental United States and Western Canada. For the last few years we have been working to establish an operational presence in key countries in the Middle East, and we currently have an office and operational facility in Dubai and an operational facility in Saudi Arabia.
Demand for our services is primarily driven by, and therefore our operating and financial performance is heavily influenced by drilling, completion and production activity by our customers in the upstream industry, and thus is significantly impacted by oil and natural gas prices. However, our performance also reflects the impact of our long-term growth strategy, which is focused on strengthening, expanding and diversifying our business through (1) the growth of our assets, customer base and geographic reach, both domestically and internationally, for our core service lines and (2) strategic initiatives advancing service line diversification, vertical integration and technological advancement.
Since our initial public offering in 2011, we have rapidly grown our core business through the expansion of our assets, customer base and geographic reach, both domestically and internationally, and most notably through the Merger. The combination of Legacy C&J with the C&P Business greatly expanded our scale, service offerings and geographic reach, increasing capacity for our existing services offerings and providing diversification through the additional services offerings of the C&P Business with a stronger presence in all major domestic basins. However, with the Merger closing during the early part of the prevailing market downturn that started in the fourth quarter of 2014, we have not been able to capitalize on many of the opportunities that we believe the diversified service offering and increased scale, customer base and geographic footprint of our combined company can provide in healthy market conditions. Moreover, in response to difficult market conditions and also as part of our integration strategy, late in the first quarter of 2015, we began to rightsize the Company by stacking idle equipment, reducing headcount and consolidating facilities. Since that time, we have continued to be forced to tightly manage the business with a focus on aligning our operations to the rapidly deteriorating environment, primarily by stacking additional equipment, closing unprofitable facilities, further reducing headcount, and implementing stringent cost control measures to lower our operational cost structure.
In implementing our growth strategy over the last few years, in addition to the Merger, we acquired an equipment manufacturing business in 2011 and a data acquisition and control systems business in 2013. We utilize the equipment and products manufactured by these vertically integrated businesses in our day-to-day operations, and we also sell them to third-party customers in the global oilfield services industry. Additionally, in May 2015, we acquired an integrated business that designs, manufactures and installs electrical submersible pump systems and accessories primarily for artificial lift applications and is now developing a line of electrical submersible pump systems that are optimized for the small casing sizes typical of long horizontal wells. During 2013, we also began organically developing a specialty chemicals supply business for completion and production services, which provides us with direct control over the design, development and supply of many of the chemicals and fluids used in our hydraulic fracturing services, in addition to generating cost savings to our operations. Additionally, we have taken a multi-faceted, integrated approach to developing our directional drilling capabilities. In April 2013, we acquired a provider of directional drilling technology and related downhole tools. Building on that technology, during the first half of 2014 we began manufacturing premium drilling motors in-house and during the second quarter of 2014 we introduced our directional drilling services line to customers as a new service offering. Although we believe these businesses have the potential to deliver significant value to our organization over the long-term, our current focus and priority is on managing through these challenging times while ensuring we are positioned to excel in the eventual market recovery. Accordingly, during the first quarter of 2016 we began evaluating opportunities to potentially monetize some of our vertically integrated businesses in order to enhance our liquidity position.

Over the last several years we have also significantly invested in our research and technology capabilities, including the development of a state-of-the-art research and technology center with a team of engineers and support staff. We believe that one of the strategic benefits of this division is the ability to develop and implement new technologies and respond to changes in customer requirements and industry demand. Our efforts to date have been focused on developing innovative, fit-for-purpose solutions designed to enhance our core service offerings, increase completion efficiencies, provide cost savings to our operations and add value for our customers. Several of our research and technology initiatives are now generating monthly cost savings for our expanded, integrated completion services operations, which is central to our overall strategy of proactively managing our costs to maximize returns. Additionally, several of these investments are delivering value-added products and services that, in addition to producing revenue, are generating demand from key customers. We believe these capabilities can provide a competitive advantage as customers look for innovative means for extracting oil and gas in the most economical and efficient way possible. That said, as with our other service lines and divisions, we have been forced to implement meaningful cost reductions that negatively impact our research and technology initiatives, including significantly scaling back or delaying certain projects.

Recent Developments

Temporary Limited Waiver under Credit Agreement

We were not in compliance with the Minimum Cumulative Consolidated EBITDA Covenant required to be tested as of March 31, 2016 under the Amended Credit Agreement governing our Credit Facilities, which is considered an event of default with respect to the Credit Agreement. We have obtained a temporary limited waiver agreement from certain of the lenders in respect of this covenant violation effective from March 31, 2016 through May 31, 2016, wherein such lenders have agreed not to consider the covenant violation an event of default through May 31, 2016. We are actively negotiating with the lenders to resolve this matter, including with respect to alternatives to our current capital structure. If this temporary limited waiver agreement is not extended, the lenders holding more than 50% of the aggregate principal amount of the Revolver and the Five-Year Term Loans may take certain actions, including terminating the revolving commitments, declaring the unpaid principal amount of the Revolver and the Five Year Term Loans immediately due and payable, requiring letters of credit to be cash collateralized, and exercising other rights and remedies available under the Amended Credit Agreement. The lenders holding more than 50% of the aggregate principal amount of the Seven-Year Term Loans could take similar actions with respect to the Seven-Year Term Loans, but only after the termination and acceleration of the Revolver and Five-Year Term Loans.

While we are optimistic that ongoing negotiations with lenders will lead to satisfactory resolution of these issues, we cannot provide any assurance that these negotiations will be successful, and we are also exploring available financing and restructuring options. If we are unable to find acceptable alternatives to our current capital structure, or if we are unable to finance our operations on acceptable terms or at all, our business, financial condition and results of operations may be materially and adversely affected.

The foregoing description of the waiver agreement is qualified in its entirety by reference to the full text of the waiver agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference. Please also see “Liquidity and Capital Resources - Description of our Credit Agreement” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the definitions of the capitalized terms used herein and a more detailed discussion of our Credit Agreement, including the covenant violation resulting in an event of default noted above. For additional discussion of the known, material risks associated with our ongoing negotiations with the lenders regarding available financing and restructuring options, please see “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report.

Going Concern Uncertainty

Low utilization and pricing levels due to the ongoing industry downturn materially and negatively impacted our operational and financial performance, resulting in a net loss of $872.5 million for the year ended December 31, 2015 and a net loss of $428.4 million for the three months ended March 31, 2016. Given these financial results and the inability to comply with the Minimum Cumulative Consolidated EBITDA Covenant under our Credit Agreement described herein under " - Temporary Limited Waiver under Credit Agreement," there is substantial doubt regarding the Company’s ability to continue as a going concern. For additional information, please see “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report.

C&J Energy Services 2016 Performance Incentive Compensation Plan and Key Employee Incentive Plan

Effective May 5, 2016, our Board of Directors (the “Board”) approved the terms of the C&J Energy Services 2016 Senior Executive Incentive Plan (the “SEIP Plan”) and the C&J Energy Services 2016 Key Employee Incentive Plan (the "KEIP Plan" and, together with the SEIP Plan, the "Incentive Plans"). The Incentive Plans are administered by the Compensation Committee of the Board.

Pursuant to the terms of the SEIP Plan, our named executive officers and certain other executive officers will be eligible to receive performance-based cash awards on a quarterly basis. A participant’s target award opportunity under the SEIP Plan is equal to 50 to 100% of the participant’s year-end cash bonus target, plus 25 to 50% of the participant's annual long-term incentive target and, depending on the level of achievement of performance goals, a participant’s final award may be as little as zero or as much as 150% of the target award opportunity. Awards are earned under the SEIP Plan based on the Company’s achievement during each calendar quarter in 2016 of performance goals related to the Company’s EBITDA, defined as adjusted earnings before interest, taxes, depreciation and amortization, weighted at 80%, and the Company’s total recordable injury rate, weighted at 20%. The Compensation Committee determines the achievement of the performance goals after the end of each calendar quarter, and, to the extent earned for a quarter, a participant’s award under the SEIP Plan is paid in a lump sum in cash soon after the end of the calendar quarter. A SEIP Plan participant will forfeit any unpaid portions of an award granted under the SEIP Plan upon termination of the participant’s employment. Awards granted under the SEIP Plan are intended to be in lieu of any annual cash incentive bonus awards and annual long-term equity incentive award that the participant might be eligible and/or entitled to receive, and such are specifically deemed to be an annual cash incentive bonus award and an annual long-term equity incentive award that the participant might be eligible and/or entitled to receive for purposes of any employment agreement between the Company and the participant.

Pursuant to the terms of the KEIP Plan, certain key employees not participating in the SEIP Plan will be eligible to receive cash awards on a quarterly basis, subject only to employment on the date such payments are made. Awards granted under the KEIP Plan are intended to be in lieu of any annual cash incentive bonus awards and annual long-term equity incentive award that the participant might be eligible and/or entitled to receive, and such are specifically deemed to be an annual cash incentive bonus award and an annual long-term equity incentive award that the participant might be eligible and/or entitled to receive for purposes of any employment agreement between the Company and the participant.

The foregoing descriptions of the Incentive Plans are qualified in their entirety by reference to the full texts of such Incentive Plans, copies of which are filed as Exhibit 10.2 and Exhibit 10.3, respectively, to this Quarterly Report and are incorporated herein by reference.

Changes in Management

On March 11, 2016, our founder and former Chief Executive Officer and Chairman of the Board, Josh Comstock, died unexpectedly and the Board appointed Randall McMullen, Jr. as Chief Executive Officer effective immediately. Mr. McMullen has also continued performing his duties as the Company’s President and Chief Financial Officer and continues to serve as a member of the Board.

In connection with the succession evaluation following the death of Mr. Comstock, the Board decided to separate the roles of Chairman and Chief Executive Officer. Pursuant to the Company's bye-laws, the Chairman of the Board may be appointed and removed only by the unanimous approval of the independent directors. The Board has not yet designated a successor to act as Chairman of the Board and will do so in due course.

Operating Segments
We operate our business in the following three operating segments, which are also our reportable segments:
•Completion Services, which includes the hydraulic fracturing services, cased-hole wireline services, coiled tubing services and other well stimulation services of both Legacy C&J and the C&P Business.
•Well Support Services, which includes the services lines acquired with the C&P Business, specifically including rig services, fluid management services and other special well site services.
•Other Services, which include Legacy C&J’s smaller service lines and divisions, including directional drilling services, equipment manufacturing and repair, specialty chemicals sales, research and technology, and Middle East operations, as well as the C&P Business’ cementing services. We manage several of our vertically integrated businesses through our research and technology division, including our data acquisition and control instruments provider and acquired artificial lift applications provider. Costs associated with general corporate activities and intersegment eliminations are also included in this Other Services segment.
Each of our reportable segments is described in more detail below. For additional financial information about our reportable segments, see Note 6 – Segment Information in Part I, Item 1 “Financial Statements and Supplementary Data” in this Quarterly Report.
Completion Services
Our Completion Services segment consists of the following service lines: (1) hydraulic fracturing; (2) cased-hole wireline, which includes wireline logging, perforating, pressure pumping, well site make-up and pressure testing and other complementary services; and (3) coiled tubing and other well stimulation services, including nitrogen and pressure pumping services. The majority of revenue for this segment is generated by our hydraulic fracturing services line.

Our Completion Services segment consists of over 1.2 million hydraulic horsepower, over 130 wireline units and over 40 coiled tubing units, having significantly increased our asset base as a result of the Merger.  However, not all of these assets are utilized fully or at all at any given time, due to, among other things, scheduled maintenance and downtime.  Additionally, in response to the continued deterioration in market conditions over the course of 2015 and through the first quarter of 2016, we implemented aggressive cost control measures and aligned our assets with industry demand, which included stacking or idling unproductive equipment across our asset base within each service line.

Management evaluates our Completion Services segment's operational performance and allocates resources primarily based on Adjusted EBITDA because it provides important information to us about the activity and profitability of our lines of business within this segment. Adjusted EBITDA is a non-GAAP financial measure computed as total earnings (loss) before net interest expense, income taxes, depreciation and amortization, other income (expense), net, net gain or loss on disposal of assets, acquisition-related costs, and non-routine items.

First quarter 2016 revenue from our Completion Services segment was $162.5 million, representing approximately 60.3% of our total revenue, with Adjusted EBITDA of $(9.2) million; compared to $256.6 million of revenue and $10.0 million of Adjusted EBITDA in the fourth quarter of 2015, and $371.0 million of revenue and $49.8 million of Adjusted EBITDA in the first quarter of 2015.

Revenue and Adjusted EBITDA from our Completion Services segment for the first quarter of 2016 were negatively impacted by lower overall utilization and pricing levels. As we progressed through the first quarter, we experienced a significant decline in activity and pricing across our service lines and operating areas as crude oil prices decreased and the drilling rig count continued to fall. As utilization fell, we strategically stacked additional equipment, closed unprofitable facilities, reduced head count and aggressively cut costs in order to further lower our operational cost structure. Specifically in our hydraulic fracturing division, key customers in core basins delayed or canceled previously scheduled work, and several of our largest competitors drove pricing below breakeven levels in order to protect or grow market share. We continued to work with specific customers in core basins in order to maintain market share and position the Company to maintain a strategic position for growth once the market begins to recover. In most cases, as utilization fell and margins declined, we made the decision to stack an additional 30% of our working hydraulic horsepower. In both our coiled tubing and wireline divisions, we experienced decreases in utilization and aggressive price competition, which forced us to continue rightsizing those businesses by stacking more equipment and further reducing head count in order to protect margin and limit reductions in profitability.

Moving into the second quarter, our Completion Services segment has continued to face significant challenges, despite the fact that overall activity levels modestly improved entering April from the lows experienced during the first quarter as customers finalized their capital budgets after a substantial pullback in the first quarter due to falling oil prices. However, in our hydraulic fracturing business, we continue to struggle to maintain utilization in the highly competitive environment with irrational, unsustainable pricing. There also continues to be an extreme lack of visibility with regard to near-term market conditions, but we believe that our cost cutting efforts have appropriately rightsized the business for the conditions expected in the second quarter. Our primary focus continues to be to meet the needs of our customers in the most cost efficient way possible, which will best position the Company for future growth in connection with any market recovery.
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

Our Well Support Services segment consists of 500 workover rigs utilized by the rig services line and a fleet of 1,452 fluid services trucks, 5,227 frac tanks and 29 salt water disposal wells utilized by our fluid management services line. However, not all of these assets are utilized fully or at all at any given time, due to, among other things, scheduled maintenance and downtime.  Additionally, in response to the continued deterioration in market conditions over the course of the year, we implemented aggressive cost control measures and aligned our assets with industry demand, which included stacking or idling unproductive equipment across our asset base within each service line.

Management evaluates our Well Support Services segment operations’ performance and allocates resources primarily based on activity levels, specifically rig and trucking hours, as well as Adjusted EBITDA. The following table presents rig and trucking hours, along with Adjusted EBITDA, for our Well Support Services segment for the three months ended March 31, 2016 and December 31, 2015 (dollars in millions):

	Three Months Ended
	March 31, 2016	December 31, 2015

Revenue	$95.5	$135.7
Adjusted EBITDA	$5.0	$22.3
Total rigs	500	519
Total rig hours	105,120	148,187
Total trucks	1,452	1,425
Total truck hours	382,357	481,901
As with our Completion Services segment, results from our Well Support Services segment were negatively impacted by lower utilization and more competitive pricing across all service lines and operational markets. We experienced unprecedented levels of customer slowdown due to falling oil prices that resulted in substantially all customers in core basins significantly reducing planned activity levels. We also encountered substantial weakness in areas that typically maintain stable levels of work, such as California, due to exceptionally low oil prices throughout the quarter. In response to the depressed activity levels, we supported utilization and defended market share through pricing concessions and repositioned equipment and resources to areas with better market conditions and greater customer demand. We also exited select product lines in certain basins, closed unprofitable facilities and further reduced head count in order to protect margins and limit reduction in profitability.

Market conditions have generally remained depressed entering the second quarter of 2016 with significant pressure on pricing. The strategic decisions to close facilities or exit select product lines in certain basins will impact revenue in the second quarter unless there is some market improvement, but the additional cost cutting measures should benefit our financial results barring additional market weakness. As with our Completion Services segment, we will continue our strategy of focusing on long-time customers in core operating basins in order to protect market share and strategically position the business to capitalize on opportunities as the market begins to recover.
Other Services
The Other Services segment is comprised of Legacy C&J’s smaller service lines and divisions, including directional drilling, equipment manufacturing and repair, specialty chemical sales, Middle East operations, and research and technology, as well as the C&P Business' cementing operations. We manage several of our smaller businesses through our research and technology division, including our data acquisition and control instruments provider and our artificial lift applications provider. Also included in the Other Services segment are intersegment eliminations and costs associated with activities of a general corporate nature.
First quarter 2016 revenue from our Other Services segment was $11.6 million representing approximately 4.3% of our total revenue, with Adjusted EBITDA of $(27.6) million; compared to $16.7 million of revenue with $(24.6) million of Adjusted EBITDA in the fourth quarter of 2015, and $14.1 million of revenue with Adjusted EBITDA of $(22.3) million in the first quarter of 2015.
Like our core services lines, the businesses comprising our Other Services Segment were negatively impacted by reduced demand for our services driven by the sustained weakness in commodity prices characterizing this industry downturn. We continued to focus on rightsizing the businesses within our Other Services segment by scaling back or delaying certain planned initiatives and implementing additional rounds of cost reductions, including further reductions in head count and facilities and terminating certain non-essential initiatives. We are also evaluating opportunities to potentially monetize some of our smaller business lines in order to enhance our liquidity position.

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
The Baker Hughes U.S. rig count data, which is publicly available on a weekly basis, is widely accepted and used as an indicator of overall exploration and production (“E&P”) company capital spending and resulting oilfield activity levels. Historically, our utilization levels have been highly correlated to U.S. onshore spending by our E&P company customers as a group. Generally, as capital spending by E&P companies increases, drilling, completion and production activity also increases, resulting in increased demand for our services, and therefore more days or hours worked (as the case may be). Conversely, when drilling, completion and production activity levels decline due to lower spending by E&P companies, we generally provide fewer services, which results in fewer days or hours worked (as the case may be). Additionally, during periods of decreased spending by E&P companies, we may be required to discount our rates or provide other pricing concessions to remain competitive and support utilization, which negatively impacts our revenue and operating margins. During periods of pricing weakness for our services, we may not be able to reduce our costs accordingly, and our ability to achieve any cost reductions from our suppliers typically lags behind the decline in pricing for our services, which could further adversely affect our results. For additional information about factors impacting our business and results of operations, please see “Industry Trends and Outlook” in this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Management evaluates the performance of our operating segments primarily based on Adjusted EBITDA because it provides important information to us about the activity and profitability of our lines of business within each segment and aids us in analytical comparisons for purposes of, among other things, efficiently allocating our assets and resources. Our management team also monitors asset utilization, among other factors, for purposes of assessing our overall activity levels and customer demand. For our Completion Services operations, we measure our asset utilization levels primarily by the total number of days that our asset base works on a monthly basis, based on the available working days per month, which excludes scheduled maintenance days. We generally consider an asset to be working such days that it is at or in transit to a job location, regardless of the number of hours worked or whether it generated any revenue during such time. In our Well Support Services operations, we measure activity levels primarily by the number of hours our assets work on a monthly basis, based on the available working days per month. However, given the variance in revenue and profitability from job to job, depending on the type of service to be performed and the equipment, personnel and consumables required for the job, as well as competitive factors and market conditions in the region in which the services are performed, asset utilization cannot be relied on as indicative of our financial or operating performance. For additional information, see “Operating Segments” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Demand for our services tends to be extremely volatile and cyclical, as it is a direct function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States and, to a lesser extent, in Western Canada. Our customers’ willingness to undertake such activities and expenditures depends largely upon prevailing industry conditions that are influenced by numerous factors which are beyond our control, including, among other things, current and expected future levels of oil and gas prices and the perceived stability and sustainability of those prices, which, in turn, is driven primarily by the supply of, and demand for, oil and gas. Oil and gas prices, and therefore the level of drilling, completion and workover activity by our customers, historically have been extremely volatile and are expected to continue to be highly volatile. For example, during 2015 and in 2016 to date, oil prices reached and remained at their lowest levels since 2009, declining to as low as $26 per barrel, and with highs at $61 per barrel early in 2015. Gas prices declined significantly in 2009 and have remained depressed relative to pre-2009 levels.

Declines or sustained weakness in oil and gas prices influences our customers to curtail their operations, reduce their capital expenditures, and request pricing concessions to reduce their operating costs. The demand for drilling, completion and workover services is driven by available investment capital for such activities and in a lower oil and gas price environment, demand for service and maintenance generally decreases as oil and gas producers decrease their activity and expenditures. Because the type of services that we offer can be easily “started” and “stopped,” and oil and gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we typically experience a more rapid decline in demand for our services compared with demand for other types of energy services. A prolonged low level of customer activity, such as we have been experiencing over the last year, adversely affects our financial condition and results of operations.
Competition and Demand for Our Services
We operate in highly competitive areas of the oilfield services industry with significant potential for excess capacity. Completion and well servicing equipment can be moved from one region to another in response to changes in levels of activity and market conditions, which may result in an oversupply of equipment in an area. Additionally, the demand for our services depends primarily on the level of spending by oil and gas companies for drilling, completion and production activities, which are affected by short-term and long-term trends in oil and natural gas prices and numerous other factors over which we have no control. Utilization and pricing for our services have in the past been negatively affected by increases in supply relative to demand in our core operating areas and geographic markets.
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

Generally, we believe that the principal competitive factors in the markets that we serve are price, technical expertise, equipment capacity, work force capability, safety record, reputation and experience. Although we believe our customers consider all of these factors, price is often the primary factor in determining which service provider is awarded work, particularly during times of weak commodity prices like we experienced throughout 2015 and continue to experience to date. As this downturn has continued, our customer base has demonstrated a more intense focus on receiving the lowest service cost pricing possible. Additionally, projects for certain of our core service lines are often awarded on a bid basis, which tends to further increase competition based primarily on price. During healthier market conditions, we believe many of our customers elect to work with us based on the safety, performance and quality of our crews, equipment and services, although even then we must be competitive in our pricing. We seek to differentiate ourselves from our major competitors by our operating philosophy, which is focused on delivering the highest quality customer service and equipment, coupled with superior execution and operating efficiency. As part of this strategy, we target high volume, high efficiency customers with service intensive, 24-hour work, which is where we believe we can differentiate our services from our competitors.

Current Market Conditions and Outlook
The first quarter of 2016 was, on many levels, one of the most difficult and challenging quarters in C&J’s history. As we entered 2016, we experienced a slowdown in activity across our customer base as operators reacted to the further declines in oil prices and the continuing fall in rig count. Our customers responded by delaying or canceling previously scheduled work, resulting in significantly decreased utilization levels across our services lines and operating areas. In our Completion Services segment, we experienced declining utilization levels and more intense pricing pressure; in some markets caused by certain competitors taking advantage of the downturn to try to grow market share by working below breakeven pricing. Our customer base continues to be highly reactive to the volatile commodity price environment and intensely focused on receiving the lowest service cost pricing possible. We experienced an unprecedented level of customer pullback in our Well Support Services segment as key customers in core basins canceled or delayed work due to their cautious stance on volatile commodity prices. In response to these persistently difficult market conditions, we attempted to align our operations with current activity levels and rightsize the business, primarily by stacking additional equipment, closing unprofitable facilities, further reducing headcount, and implementing even more stringent cost control measures to lower our operational cost structure.
Due to the extremely depressed market conditions that materially and negatively impacted our results for the first quarter of 2016, we were unable to satisfy the Minimum Cumulative Consolidated EBITDA Covenant required to be tested as of March 31, 2016, which is considered an event of default under the Credit Agreement governing our Credit Facilities. We have obtained a temporary limited waiver agreement from certain of the lenders with respect to our covenant violation effective from March 31, 2016 through May 31, 2016, wherein such lenders have agreed not to consider the covenant violation an event of default through May 31, 2016. We are currently negotiating a solution with the lenders to substantially de-lever our balance sheet, strengthen our ability to weather the downturn and position us to capitalize on the eventual market recovery.
While we are optimistic that ongoing negotiations with lenders will lead to satisfactory resolution of these issues, we cannot provide any assurance that these negotiations will be successful. If this temporary limited waiver agreement is not extended and an event of default occurs, the lenders holding more than 50% of the aggregate principal amount of the Revolver and the Five-Year Term Loans may take certain actions, including terminating the revolving commitments, declaring the unpaid principal amount of the Revolver and the Five Year Term Loans immediately due and payable, requiring letters of credit to be cash collateralized, and exercising other rights and remedies available under the Amended Credit Agreement. The lenders holding more than 50% of the aggregate principal amount of the Seven-Year Term Loans could take similar actions with respect to the Seven-Year Term Loans, but only after the termination and acceleration of the Revolver and Five-Year Term Loans. For a discussion of the known, material risks associated with our ongoing negotiations with the lenders regarding debt restructuring and available financing options, please see “Risk Factors” in Part II, Item 1A of this Quarterly Report, specifically the discussion entitled, "We have a significant amount of indebtedness and we are currently in violation of the Minimum Cumulative Consolidated EBITDA Covenant under our Credit Agreement. Although the lenders have granted a temporary limited waiver agreement in respect of this violation effective from March 31, 2016 through May 31, 2016, the failure to resolve these issues and obtain further relief to our indebtedness from the lenders, would result in an actionable event of default under the Credit Agreement and could also cause a cross default or cross acceleration of all our other outstanding indebtedness and we could be forced into bankruptcy or liquidation. Accordingly, there is substantial doubt about our ability to continue as a going concern;" please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report.
As we moved into the second quarter, market conditions have remained extremely challenging. With respect to some service lines, activity levels seem to have stabilized, and in some instances slightly improved off of February lows, as customers finalized 2016 capital budgets and began spending to maintain production profiles. The additional cost control and rightsizing measures that we implemented throughout the first quarter are expected to benefit our financial performance in the second quarter, but we continue to manage against an overall lack of visibility, a highly reactive customer base and significant pricing pressure from aggressive competitors. With that said, and in spite of our disappointing first quarter results, we have increased overall market share and solidified our position as one of the top service providers in each of our core service lines. Additionally, we have maintained the integrity of our organization, including a solid asset base and experienced management team, which is essential to the future growth of our Company. We are cautiously optimistic that we will see a modest recovery in industry conditions over the latter part of 2016; however, we have limited visibility and we are expecting for industry conditions to remain extremely challenging over the near term. Absent a significant recovery in commodity prices, we expect that activity and pricing levels will remain depressed, which will negatively impact our financial and operating results. The ultimate impact of the current industry downturn on our company will depend upon various factors, many of which remain beyond our control, including those relating to our ongoing negotiations with the lenders regarding debt restructuring and available financing options.
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

Results of Operations
The following is a comparison of our results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Our results for the three months ended March 31, 2016 include the financial and operating results of both Legacy C&J and the C&P Business for the entire period. Results for the three months ended March 31, 2015 include the financial and operating results of Legacy C&J for the entire period and the C&P Business for the eight-day period from the Effective Time through March 31, 2015. Accordingly, comparisons of our results for the current period to the comparable prior year period may not be meaningful.
Results for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
The following table summarizes the change in our results of operations for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change
Completion Services:
Revenue	$162,496	$370,954	$(208,458)
Operating income (loss)	$(93,857)	$17,620	$(111,477)

Well Support Services:
Revenue	$95,549	$16,127	$79,422
Operating income (loss)	$(330,507)	$2,038	$(332,545)

Other Services:
Revenue	$11,570	$14,135	$(2,565)
Operating loss	$(76,052)	$(49,860)	$(26,192)

Combined:
Revenue	$269,615	$401,216	$(131,601)

Costs and expenses:
Direct costs	261,766	326,164	(64,398)
Selling, general and administrative expenses	62,039	64,457	(2,418)
Research and development	2,377	4,090	(1,713)
Depreciation and amortization	58,953	37,438	21,515
Impairment expense	381,694	—	381,694
(Gain) loss on disposal of assets	3,202	(731)	3,933
Operating loss	(500,416)	(30,202)	(470,214)
Other income (expense):
Interest expense, net	(25,468)	(5,188)	(20,280)
Other income (expense), net	3,324	(166)	3,490
Total other income (expense)	(22,144)	(5,354)	(16,790)
Loss before income taxes	(522,560)	(35,556)	(487,004)
Income tax benefit	(94,148)	(4,893)	(89,255)
Net loss	$(428,412)	$(30,663)	$(397,749)
Revenue
Revenue decreased $131.6 million, or 32.8%, to $269.6 million for the three months ended March 31, 2016, as compared to $401.2 million for the corresponding prior year period. The decrease in revenue was primarily due to (i) a decrease of $208.5 million in our Completion Services segment as a result of significantly lower utilization and pricing levels across our Completion Services segment caused by the extremely competitive market environment given the continued decline in U.S. onshore drilling and completion activity, partially offset by the fact that first quarter 2015 revenue only included eight days of C&P Business Completion Services revenue from the Effective Time of the Merger to March 31, 2015 and (ii) an increase of $79.4 million in our Well Support Services segment as a result of first quarter 2015 revenue only including eight days of C&P Business Well Support Services revenue from the Effective Time of the Merger to March 31, 2015, partially offset by the unprecedented levels of customer slowdown during the first quarter of 2016 in areas that typically maintain stable levels of well support services activity.

Direct Costs
Direct costs decreased $64.4 million, or 19.7%, to $261.8 million for the three months ended March 31, 2016, compared to $326.2 million for the corresponding prior year period. The decrease in direct costs was primarily due to the corresponding decrease in revenue which was negatively impacted by overall lower utilization and pricing levels across our Completion Services and Well Support Services segments resulting from the extremely competitive market environment caused by the continued decline in U.S. onshore drilling and completion activity as well as the unprecedented slowdown in well support services activity, and partially offset by the shorter eight day period for the C&P Business from the Effective Time of the Merger to March 31, 2015 as noted above. As utilization fell in our Completion Services segment, we strategically stacked additional equipment, closed unprofitable facilities, reduced head count and aggressively cut costs in order to further lower our operational cost structure. Similarly, in our Well Support Services segment, we exited select product lines in certain basins, closed unprofitable facilities and further reduced head count.
Selling, General and Administrative Expenses (“SG&A”) and Research and Development Expense (“R&D”)
SG&A decreased $2.4 million, or 3.8%, to $62.0 million for the three months ended March 31, 2016, as compared to $64.5 million for the corresponding prior year period. The decrease in SG&A was primarily due to a $21.6 million decrease in acquisition-related costs, partially offset by increases of $8.2 million related to share-based compensation expense during the first quarter of 2016, and $5.6 million related to the C&P Business for the first quarter 2015, which only included eight days from the Effective Time of the Merger to March 31, 2015.
We also incurred $2.4 million in R&D for the three months ended March 31, 2016, as compared to $4.1 million for the corresponding prior year period. The decrease in R&D was primarily due to our cost control initiatives, which included scaling back our research and technology division and initiatives and delaying certain projects. Currently, we are limiting our investments to those key technologies that are providing our businesses with a competitive advantage by enhancing our operational capabilities and reducing our overall cost structure.
Depreciation and Amortization Expense (“D&A”)
D&A increased $21.5 million, or 57.5%, to $59.0 million for the three months ended March 31, 2016, as compared to $37.4 million for the corresponding prior year period. The increase in D&A was primarily related to our significantly larger asset base following the Merger, with D&A for the first quarter of 2015 only including C&P Business for eight days from the Effective Time of the Merger to March 31, 2015.
Impairment Expense

Due to the continued downturn in the oil and gas industry, and the resulting sustained weakness in demand for our services, we determined that it was necessary to test goodwill for impairment and to test PP&E and intangible assets for recoverability during the third and fourth quarters of 2015 and again during the first quarter of 2016. Based on our assessment, we recorded impairment expense for the three months ended March 31, 2016 of $381.7 million, consisting of $314.8 million of goodwill impairment related to impairment of all remaining goodwill associated with our Well Support Services segment, along with $51.1 million related to other intangible assets and $15.8 million related to property, plant and equipment ("PP&E") within each of our Completion Services segment and Other Services segment.

We did not recognize any impairment expense for the three months ended March 31, 2015.
Interest Expense
Interest expense was $25.5 million for the three months ended March 31, 2016, which increased $20.3 million from $5.2 million for the corresponding prior year period due to higher levels of borrowings, primarily to finance the Merger.
Income Taxes
We recorded a tax benefit of $94.1 million for the three months ended March 31, 2016, at an effective rate of 18.0%, compared to a tax benefit of $4.9 million for the three months ended March 31, 2015, at an effective rate of 13.8%. The increase in the effective tax rate was primarily due to a larger pre-tax loss in the current year, as compared to the prior year and a decrease in non-deductible permanent items in the current year.

Liquidity and Capital Resources
Current Financial Condition and Liquidity
Sustained low utilization and pricing levels due to the ongoing industry downturn have had a material, negative impact on our operational and financial performance. We incurred a net loss of $872.5 million for the year ended December 31, 2015 and a net loss of $428.4 million for the three months ended March 31, 2016. Due to the extremely depressed market conditions, we generated $31.8 million of negative Adjusted EBITDA for the three months ended March 31, 2016 and, therefore, were not able to maintain compliance with the Minimum Cumulative Consolidated EBITDA Covenant (as defined and discussed below in " - Description of Our Credit Agreement") required to be tested as of March 31, 2016 under our Amended Credit Agreement (as defined and discussed below in " - Description of Our Credit Agreement").
We have obtained a temporary limited waiver agreement from certain of the lenders in respect of this covenant violation effective from March 31, 2016 through May 31, 2016, wherein such lenders have agreed not to consider the covenant violation an event of default through May 31, 2016. We are actively negotiating with the lenders to fully resolve this matter, including with respect to alternatives to the Company's current capital structure. If this temporary limited waiver agreement is not extended, the lenders holding more than 50% of the aggregate principal amount of the Revolver and the Five-Year Term Loans may take certain actions, including terminating the revolving commitments, declaring the unpaid principal amount of the Revolver and the Five Year Term Loans (each as defined and discussed in " - Description of Our Credit Agreement") immediately due and payable, requiring letters of credit to be cash collateralized, and exercising other rights and remedies available under the Amended Credit Agreement. The lenders holding more than 50% of the aggregate principal amount of the Seven-Year Term Loans (as defined and discussed in " - Description of Our Credit Agreement") could take similar actions with respect to the Seven-Year Term Loans, but only after the termination and acceleration of the Revolver and Five-Year Term Loans. While we are optimistic that ongoing negotiations with the lenders will lead to satisfactory resolution of these issues, we cannot provide any assurance that these negotiations will be successful.
We have engaged Evercore Partners Inc. as a financial advisor and Kirkland & Ellis LLP and Fried, Frank, Harris, Shriver & Jacobson LLP as legal advisors to advise management and our Board regarding potential strategic alternatives, such as a refinancing or restructuring of our capital structure or available financing options to address our liquidity issues and high debt levels, including potential voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. If we are unable to find acceptable alternatives to our current capital structure to better fund our future capital needs, or if we are unable to finance our operations on acceptable terms or at all, our business, financial condition and results of operations may be materially and adversely affected. Given the matters described above, there is substantial doubt regarding the Company's ability to continue as a going concern.
As of March 31, 2016, we had a cash balance of approximately $143.5 million, $287.0 million in borrowings outstanding under our Revolver, along with $9.2 million of outstanding letters of credit based on $300.0 million of Revolver availability, and $1.05 billion outstanding under our Term Loan B, comprised of $569.3 million of principal under the Five Year Term Loans and $480.2 million of principal under the Seven Year Term Loans. We also had $31.4 million in long-term capital lease obligations. We used $29.6 million of cash from operations during the three months ended March 31, 2016. Please see “Financial Condition and Cash Flows” below for information about net cash provided by or used in our operating, investing and financing activities.

Subsequent to March 31, 2016, we have used the remaining availability under our Revolver, so we currently do not have access to further extensions of credit. As of May 6, 2016, we had a cash balance of approximately $137.0 million and $284.4 million in borrowings along with $9.2 million of outstanding letters of credit under our Revolver. As a result, absent the issuance of additional securities, alternative financing arrangements or the repayment of outstanding borrowings under our Revolver as part of the lender negotiations, our operations for the foreseeable future will be funded from cash on hand. However, we believe that cash flow from operations and cash on hand will be sufficient to fund our operations for at least the next twelve months.

Capital expenditures totaled $18.7 million during the first quarter of 2016, primarily relating to maintenance of our existing equipment, compared to $24.8 million during the fourth quarter of 2015 and $24.2 million during the third quarter of 2015. In response to persistently challenging industry conditions, we have significantly scaled back our 2016 capital expenditure plan and limited it to maintenance of our active equipment.
Our current focus is on restructuring our indebtedness and preserving liquidity by lowering our operating expenses, controlling costs, reducing capital expenditures and maximizing collection of receivables. Our ability to access additional sources of financing will be dependent upon current negotiations with lenders, our operating cash flows and demand for our services, which we expect is likely to continue to be negatively impacted due to the current prolonged downturn in the oil and gas industry coupled with the extreme volatility and depression in commodity prices and declines in capital and debt markets.
Please see “Risk Factors” in Part II, Item 1A of this Quarterly Report for a discussion of potential risks associated with our lender negotiations in connection with our existing indebtedness in light of current market condition.

Sources of Liquidity and Capital Resources

Our primary sources of liquidity have historically included cash flows from operations and borrowings under senior secured debt facilities, including our Revolver. However, given the sustained weakness in demand for our services due to the prolonged downturn in the oil and gas industry and the covenant default under the Credit Agreement discussed above, future cash flows are subject to a number of variables, many of which are dependent upon the outcome of current negotiations with lenders as well as the future levels of demand for our services.
For additional information about our Credit Agreement please see "- Description of Our Credit Agreement" below and Note 2 – Debt and Capital Lease Obligations in Part I, Item 1 “Financial Statements”. Please also see “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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

The successful execution of our long-term growth strategy depends on our ability to generate sufficient cash flows and/or raise additional capital as needed. Historically, we have been able to generate cash flows and our free cash flow and balance sheet have allowed us to be flexible with our approach to organic growth and acquisition opportunities.

Throughout 2015, we experienced a sustained slowdown in activity across our customer base as operators reacted to the rapid decline in commodity prices that began during the fourth quarter of 2014. This resulted in increased competition and pricing pressure across our service lines and operating areas. Customers rapidly began reducing their budgets and slashing drilling and completion activity. Through 2016 to date, activity levels across our industry (including our own activity levels) have continued to be severely depressed. Our financial and operating performance for the first quarter of 2016 was materially and negatively impacted by the severe reductions in demand for our services, with reductions in customer budgets and drilling and completion activity driving severe utilization declines and pricing pressure. Although the ultimate severity and duration of this downturn remains uncertain, absent a significant recovery in commodity prices, we expect that activity and pricing levels will remain depressed, which will negatively impact our financial and operating results over the near term, in spite of the aggressive actions we have taken, and are taking, to scale back our operations and align our cost structure with the highly competitive market environment.

As noted above, our immediate liquidity is greatly threatened by our lack of availability under our Amended Credit Agreement and our reduced cash flow from operations. We are working with our advisors on potential strategic alternatives, such as a refinancing or restructuring of our indebtedness or capital structure or seeking to raise additional capital through debt or equity financing to address our liquidity issues and high debt levels. If we are unable to finance our operations on acceptable terms or at all, our business, financial condition and results of operations will be materially and adversely affected. For additional discussion of the known, material risks associated with our ongoing negotiations with the lenders regarding debt restructuring and available financing options, please see “Risk Factors” in Part II, Item 1A of this Quarterly Report.

Although our financial results during the current industry downturn have been disappointing, we believe that we have built a strong platform that will enable us to perform at the highest level when the market recovers. With respect to our strategic initiatives, we believe that the strategic investments in vertical integration and our research and technology capabilities that we have made, and our efforts to lower our cost base for key inputs and improve our operational capabilities and efficiencies, will help us manage through this down-cycle. Several of our research and technology initiatives have contributed in helping to generate monthly cost savings to our Completion Services operations and are also helping to generate revenue. Although the financial benefits are still minimal at this time, we believe that these strategic projects will deliver meaningful cost savings to us over the long term. Even as we seek to reduce costs, we remain committed to investing in key technologies that lower our cost base for key inputs, enhance synergy savings and improve our operational capabilities and efficiencies. However, given the magnitude of this current industry downturn which has resulted in reduced demand for our services, we are adjusting our business strategy as necessary to effectively respond to the market, including the delay of further investment in certain research and technology projects, and to take the necessary steps to further protect our company and maximize value for all of our shareholders.

Financial Condition and Cash Flows
The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities	$(29,571)	$47,657
Investing activities	(6,658)	(739,960)
Financing activities	156,633	722,128
Effect of exchange rate on cash	(2,769)	—
Change in cash and cash equivalents	$117,635	$29,825
Cash Provided by Operating Activities

Net cash from operating activities decreased $77.2 million for the three months ended March 31, 2016 as compared to the corresponding period in 2015. The decrease in operating cash flow was primarily due to (a) the decline in net income during the three months ended March 31, 2016, after excluding the effects of changes in noncash items and (b) the use of cash to satisfy obligations related to accounts payable and accrued liabilities as a result of our expanded operations following the Effective Time of the Merger, partially offset by positive changes in operating assets and liabilities which included an increase in cash provided from the collection of accounts receivable as a result of our expanded operations following the Effective Time of the Merger.

Cash Used in Investing Activities

Net cash used in investing activities decreased $733.3 million for the three months ended March 31, 2016 as compared to the corresponding period in 2015. This decrease was primarily due to the cash consideration of $693.5 million paid at the closing of the Merger for the acquisition of the C&P Business during the first quarter of 2015 as well as a decline in capital expenditure purchases as a result of the sustained downturn in the oil and gas industry.

Cash Provided by Financing Activities

Net cash provided by financing activities decreased $565.5 million for the three months ended March 31, 2016 as compared to the corresponding period in 2015. The decrease is primarily related to proceeds received from our Credit Agreement to fund the cash consideration portion of the acquisition of the C&P Business at the closing of the Merger as well as to pay off the long-term debt of Legacy C&J, both during the first quarter of 2015.
Description of Our Credit Agreement
In connection with the closing of the Merger, we entered into a new credit agreement, dated as of March 24, 2015 (the “Original Credit Agreement”), among C&J, CJ Lux Holdings S.à r.l. (“Luxco”), CJ Holding Co, Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), Swing Line Lender and an L/C Issuer, and the other lenders party thereto. The Original Credit Agreement provided for senior secured credit facilities (collectively, the "Credit Facilities") in an aggregate principal amount of $1.66 billion, consisting of (a) a $600.0 million revolving credit facility ("Revolving Credit Facility" or "Revolver") and (b) a Term Loan B in the aggregate principal amount of $1.06 billion, comprised of two tranches: (i) a tranche consisting of $575.0 million in original aggregate principal amount of term loans maturing on March 24, 2020 (the “Five-Year Term Loans”) and (ii) a tranche consisting of a $485.0 million in original aggregate principal amount of term loans maturing on March 24, 2022 (the “Seven-Year Term Loans”).
On September 29, 2015, we entered into a waiver and second amendment (the "Waiver and Second Amendment") and a third amendment (the "Third Amendment" and, together with the Waiver and Second Amendment, the "Amendments") to the Original Credit Agreement (as amended by the Amendments, the "Amended Credit Agreement" or the "Credit Agreement")

intended to provide the Company with increased financial flexibility through the third quarter of 2018. The Waiver and Second Amendment, among other things, suspended the quarterly Total Leverage Ratio and Interest Coverage Ratio covenants set forth in the Original Credit Agreement commencing with the fiscal quarter ended September 30, 2015 and running through the fiscal quarter ending June 30, 2017. Upon reinstatement of these covenants as of the quarter ending September 30, 2017, the required levels initially are more permissive than those in effect prior to the Waiver and Second Amendment, and gradually adjust to those prior levels over the subsequent fiscal quarters. The Waiver and Second Amendment also provided for new financial covenants that apply in lieu of the quarterly Total Leverage Ratio and Interest Coverage Ratio previously in effect, including the following:

•
a quarterly minimum EBITDA covenant, commencing with the quarter ended September 30, 2015 and running through the quarter ending June 30, 2017, based on a negotiated EBITDA test (the "Minimum Cumulative Consolidated EBITDA Covenant"); and

•
a quarterly limitation on capital expenditures for the quarter ended December 31, 2015, and annual limitations on capital expenditures for the four fiscal quarter periods ending December 31, 2016 through June 30, 2017.

The effectiveness of the above-referenced covenant suspension is also subject to certain conditions subsequent that, among other things, reduce our capacity to make investments and restricted payments through the quarter ending December 31, 2017.
Pursuant to the Third Amendment, the revolving lenders agreed to replace the then existing Revolving Credit Facility with a Revolving Credit Facility having a revised pricing grid that increases the applicable rate on revolving borrowings by (i) 50 basis points in the event that C&J’s most recently reported Total Leverage Ratio is greater than 4.0 to 1.0 and less than or equal to 4.5 to 1.0 and (ii) 100 basis points in the event that C&J’s most recently reported Total Leverage Ratio is greater than 4.5 to 1.0.
The borrowers under the Revolving Credit Facility are C&J, Luxco and CJ Holding Co. The borrower under the Term Loan B Facility is CJ Holding Co. All obligations under the Credit Agreement are guaranteed by the Company’s wholly-owned domestic subsidiaries, other than immaterial subsidiaries.
Borrowings under the Revolving Credit Facility mature on March 24, 2020 (except that if any Five-Year Term Loans have not been repaid prior to September 24, 2019, the Revolving Credit Facility will mature on September 24, 2019).
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
During the first quarter of 2016, utilization and commodity price levels continued to fall towards unprecedented levels which negatively impacted our results of operations and caused us to fall out of compliance with the Minimum Cumulative Consolidated EBITDA Covenant measured as of March 31, 2016, which is considered an event of default under the Amended Credit Agreement. On May 10, 2016, we obtained a temporary limited waiver agreement from certain of the lenders in respect of this covenant violation from March 31, 2016 through May 31, 2016, wherein such lenders have agreed to not consider the covenant violation an event of default through May 31, 2016. Notwithstanding the temporary waiver of the covenant violation, so long as the temporary limited waiver agreement is effective, the Company will still be required to comply generally with the provisions of the Amended Credit Agreement which apply during an event of default. In addition, as a condition to the effectiveness of the temporary limited waiver agreement, the maximum borrowing capacity under the Revolver was reduced to $300 million. If the temporary limited waiver agreement is not extended beyond May 31, 2016, the lenders could take certain actions following that date, including terminating the revolving commitments, declaring the unpaid principal amount of the Revolver and the Five-Year Term Loans immediately due and payable, and requiring letters of credit to be cash collateralized. The lenders could take similar actions with respect to the Seven-Year Term Loans, but only after the termination and acceleration of the Revolver and Five-Year Term Loans.

Other Matters
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of Regulation S-K, as of March 31, 2016.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers ("ASU 2015-14"), which deferred the effective date of ASU 2014-09 for all entities by one year and is effective for our fiscal year beginning January 1, 2018.  ASU 2015-14 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out ("LIFO") or the retail inventory method. The guidance will require prospective application at the beginning of our first quarter of fiscal 2018, but permits adoption in an earlier period.  We do not expect this ASU to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17”). ASU 2015-17 amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. We are required to adopt this ASU for years beginning after December 15, 2016, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively. We do not expect this ASU to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 improves upon U.S. GAAP by, among other things, (1) requiring equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value, with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (4) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. We are required to adopt this ASU for years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact, if any, of adopting this new accounting standard on our results of operations and financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU No. 2016-02 seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. Unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both operating and finance leases to be recognized on the balance sheet. Additionally, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The amendments in ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. We are currently evaluating the impact of adopting this new accounting standard on our results of operations and financial position.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), to simplify certain provisions in stock compensation accounting, including the simplification of accounting for a stock payment's tax consequences. The ASU amends the guidance for classifying awards as either equity or liabilities, allows companies to estimate the number of stock awards they expect to vest, and revises the tax withholding requirements for stock awards. The amendments in ASU No. 2016-09 are effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early application is permitted. We are currently evaluating the impact of adopting this new accounting standard on our results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2016, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Controls over Financial Reporting.
No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Our management does not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition or results of operations.

In July 2014, following the announcement that Legacy C&J, Nabors, and New C&J had entered into the Merger Agreement, a putative class action lawsuit was filed by a purported shareholder of Legacy C&J challenging the Merger. The lawsuit is styled City of Miami General Employees’ and Sanitation Employees’ Retirement Trust, et al. (“Plaintiff”) v. Comstock, et al.; C.A. No. 9980-CB, in the Court of Chancery of the State of Delaware, filed on July 30, 2014 (the “Lawsuit”). Plaintiff in the Lawsuit generally alleges that the board of directors for Legacy C&J breached fiduciary duties of loyalty, due care, good faith, candor and independence by allegedly approving the Merger Agreement at an unfair price and through an unfair process. Plaintiff alleges that the Legacy C&J board directors, or certain of them (i) failed to fully inform themselves of the market value of Legacy C&J, maximize its value and obtain the best price reasonably available for Legacy C&J, (ii) acted in bad faith and for improper motives, (iii) erected barriers to discourage other strategic alternatives and (iv) put their personal interests ahead of the interests of Legacy C&J shareholders. The Lawsuit further alleges that Legacy C&J, Nabors and New C&J aided and abetted the alleged breaches of fiduciary duties by the Legacy C&J board of directors.

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

On December 19, 2014, following oral argument, the Delaware Supreme Court overturned the decision of the Court of Chancery and vacated the order. As such, Legacy C&J’s special committee immediately discontinued the solicitation required by the order. On October 29, 2015, Plaintiff filed an amended complaint naming additional defendants and generally alleging, in addition to allegations described above, that (i) the special committee of the Legacy C&J board of directors and its advisors improperly conducted the court-ordered solicitation that the Delaware Supreme Court vacated and (ii) the proxy statement filed in connection with the Merger contains alleged misrepresentations and omits allegedly material information concerning the Merger and court-ordered solicitation process. The Lawsuit asserts, in addition to the claims described above, claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the special committee of the Legacy C&J board of directors, its financial advisor Morgan Stanley, and certain employees of Legacy C&J. The defendants in the Lawsuit have filed motions to dismiss the amended complaint. A hearing on these motions to dismiss was held on April 26, 2016, but the Court has not yet issued a decision on the motions.

We cannot predict the outcome of this or any other lawsuit that might be filed, nor can we predict the amount of time and expense that will be required to resolve the Lawsuit. We believe the Lawsuit is without merit and we intend to defend against it vigorously.

ITEM 1A. RISK FACTORS
In addition to the risks factors set out below and the other information set forth in this Quarterly Report, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” in Part I, you should carefully consider the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We have a significant amount of indebtedness and we are currently in violation of the Minimum Cumulative Consolidated EBITDA Covenant under our Credit Agreement. Although the lenders have granted a temporary limited waiver agreement in respect of this violation effective from March 31, 2016 through May 31, 2016, the failure to resolve these issues and obtain further relief to our indebtedness from the lenders, would result in an actionable event of default under the Credit Agreement and could also cause a cross default or cross acceleration of all our other outstanding indebtedness and we could be forced into bankruptcy or liquidation. Accordingly, there is substantial doubt about our ability to continue as a going concern.

As of March 31, 2016, we had an aggregate principal amount of approximately $1.3 billion of debt outstanding and $143.5 million in cash and cash equivalents. Since the beginning of 2015, we have incurred a net loss of $872.5 million during 2015 and $428.4 million for the three months ended March 31, 2016, including impairment charges of $791.8 million during 2015 and $381.7 million for the three months ended March 31, 2016. Subsequent to March 31, 2016, we have used the remaining availability under our Revolver, so we currently do not have access to further extensions of credit. As of May 6, 2016, we had a cash balance of approximately $137.0 million and $284.4 million in borrowings along with $9.2 million of outstanding letters of credit under our Revolver. We are required, at the time of borrowing and as a condition to borrowing, to make certain representations to our lenders. We are also required to maintain compliance with certain financial covenants on a quarterly basis. We currently are not able to make these representations, and we are currently not in compliance with respect to the Minimum Cumulative Consolidated EBITDA Covenant under the Amended Credit Agreement.

The Company does not currently have adequate cash on hand and currently is not generating sufficient cash flows to repay its indebtedness should the lenders declare the debt obligations immediately due and payable. While we have taken, and will attempt to take, appropriate mitigating actions to obtain relief from this covenant violation and address our capital structure through restructuring our debt obligations or obtaining additional financing , there is no assurance that any particular action or actions will be sufficient to fully resolve this covenant violation with our lenders, restructure our debt obligations or fund our liquidity needs. The inability to refinance our debt, obtain acceptable financing or otherwise raise the amounts necessary to service or repay our indebtedness could have a material adverse effect on our financial condition and results of operations and we could be forced into bankruptcy or liquidation. Please see “Liquidity and Capital Resources - Description of Our Credit Agreement” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about our Credit Facilities under our Credit Agreement; see also “Note 2 - Debt and Capital Lease Obligations” in Part I, Item 1 “Financial Information.”    Given the matters described above, and the uncertainty associated with the Company’s ability to fund its debt obligation, there is substantial doubt regarding the Company’s ability to continue as a going concern. Accordingly, the consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern.

We may not be able to generate sufficient cash flows to service our debt obligations in accordance with their terms, and we may be forced to take other actions in attempt to satisfy these obligations, which may not be successful. If we are unable to repay or refinance our existing and future debt as it becomes due, whether at maturity or as a result of acceleration, we may be unable to continue as a going concern.

As of March 31, 2016, we had total indebtedness of $1.3 billion. Based on this debt balance, we would expect to have approximately $78.6 million in total, aggregate interest payments for 2016. Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. Lower commodity prices have negatively impacted our revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position. We cannot assure you that our business will generate sufficient cash flows from operating activities or that future sources of capital will be available to us in an amount sufficient to permit us to service our indebtedness or repay our indebtedness as it becomes due or to fund our other liquidity needs. In addition, there can be no assurance that we will have the ability to borrow or otherwise raise the amounts necessary to repay or refinance our indebtedness as it matures. If we are unable to generate sufficient cash flow to service our debt or meet our debt obligations as they become due, we may be required to restructure or refinance all or a portion of our debt, obtain additional financing, sell some of our assets or operations or reduce or delay capital expenditures, including development efforts and acquisitions.

If we are unable to meet our debt service obligations or should we fail to comply with, or obtain relief from, the financial and other restrictive covenants contained in the Credit Agreement, we may trigger an event of default under the Credit Agreement. Upon such an event of default, the lenders may refuse to fund borrowings under the Revolver and would have the right to terminate the commitments under the Revolver and potentially accelerate all amounts outstanding under our Credit Facilities. An acceleration of the indebtedness under the Credit Facilities could also cause a cross default or cross acceleration of our other outstanding indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under one or more of the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may be required to refinance all or part of our debt, sell important strategic assets or businesses at unfavorable prices or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all. The inability to refinance the debt or access the capital markets could have a material adverse effect on our financial condition and results from operations and we could be forced into bankruptcy or liquidation. The uncertainty associated with our ability to meet our obligations as they become due raises substantial doubt about our ability to continue as a going concern.

We are currently in violation of the Minimum Cumulative Consolidated EBITDA Covenant under our Credit Agreement governing our Credit Facilities. If we are unable to successfully negotiate further covenant relief from our lenders and address our liquidity needs, we may need to seek relief under the U.S. Bankruptcy Code. If we seek bankruptcy relief, we expect that our shareholders and general unsecured creditors would likely receive little or no consideration for their securities.

We are currently in violation of the Minimum Cumulative Consolidated EBITDA Covenant under our Credit Agreement and we are in ongoing negotiations with our lenders regarding alternatives to our current capital structure to better fund our future capital needs. If we are unable to successfully negotiate a resolution to this covenant violation and address our liquidity needs, we may need to seek relief under Chapter 11 of the U.S. Bankruptcy Code. A Chapter 11 case would have a significant impact on our business. It is impossible for us to predict with certainty the amount of time needed in order to complete an in-court restructuring. If we seek to implement a plan of reorganization under the U.S. Bankruptcy Code, we will need to negotiate agreements with our constituent parties regarding the terms of such plan and such negotiations could take a significant amount of time. A lengthy Chapter 11 case would involve significant additional professional fees and expenses and divert the attention of management from operation of the business, as well as create concerns for customers, employees and vendors. There is a risk, due to uncertainty about the future, that (i) employees could be distracted from performance of their duties or attracted to other career opportunities; (ii) our ability to enter into new contracts or to renew existing contracts and compete for new business may be adversely affected; and (iii) we may not be able to obtain the necessary financing to sustain us during the Chapter 11 case.

In addition, to successfully complete a restructuring under Chapter 11 of the U.S. Bankruptcy Code, we would likely require debtor-in-possession financing, the most likely source of which would be our existing lenders. If we were unable to obtain financing in a bankruptcy case or any such financing was insufficient to fund operations pending the completion of a restructuring, there would be substantial doubt that we could complete a restructuring.

Furthermore, assuming we are able to develop a plan of reorganization, we may not receive the requisite acceptances to confirm such a plan and, even if the requisite acceptances of the plan are received, the Bankruptcy Court may not confirm the plan. If we are unable to develop a plan of reorganization that can be accepted and confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of creditors, or if we are unable to obtain appropriate financing, our Chapter 11 case may be converted to a case under Chapter 7 of the U. S. Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the U.S. Bankruptcy Code.

As a result of the foregoing, if we seek bankruptcy relief, we expect that holders of our common shares would likely receive little or no consideration for their securities. In particular, we believe that liquidation under Chapter 7 of the U.S. Bankruptcy Code would likely result in no distributions being made to our shareholders or to our general unsecured creditors.

We participate in a capital-intensive industry, and we may not be able to finance future growth of our operations or future acquisitions, which could adversely affect our operations and financial position.

Since the beginning of 2011, our growth has been funded by cash flows from operations, borrowings under our credit facilities and the net proceeds we received from our initial public offering, which closed on August 3, 2011. As of March 31, 2016, we had $287.0 million outstanding under our Revolver and $9.2 million in letters of credit, and as of May 6, 2016, we had $284.4 million outstanding under our Revolver and $9.2 million in letters of credit. Subsequent to March 31, 2016, we have used the remaining availability under our $300.0 million Revolver, so we currently do not have access to further extensions of credit. As a result, absent the issuance of additional securities, alternative financing arrangements or the repayment of outstanding borrowings under our Revolving Credit Facility, cash flow from operations and our existing cash on hand may be the sole source of funding for our operations. Please see “Liquidity and Capital Resources - Description of Our Credit Agreement” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

for additional information about our Revolver and other facilities under our Credit Agreement, including the financial and other restrictive covenants contained therein.

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

The Credit Agreement governing our Credit Facilities has substantial restrictions and financial covenants, which restrict our operational flexibility. These restrictions and financial covenants may become even more severe as a result of negotiations with our lenders in respect of the recent breach of the Minimum Cumulative Consolidated EBITDA Covenant.

The Credit Agreement governing our indebtedness contains restrictive covenants that may limit our ability to obtain future financings, including to meet our capital needs or withstand a future downturn in our business or the economy in general; plan for, or react to, market conditions; conduct necessary corporate activities; finance our operations and growth, take advantage of business opportunities that arise and/or to engage in activities that may be in our long-term best interests. Specifically, the restrictive covenants limit our ability and that of our subsidiaries to, among other things:

•sell or otherwise dispose of assets;
•make certain restricted payments and investments;
•create, incur, assume, suffer to exist or guarantee additional indebtedness;
•create, incur, assume, or suffer to exist liens on our assets;
•make capital expenditures, investments or acquisitions;
•repurchase, redeem or retire our capital shares;
•merge or consolidate, or transfer all or substantially all of our assets and the assets of our subsidiaries;
•engage in specified transactions with subsidiaries and affiliates; and
•pursue other corporate activities.

The Credit Agreement also contains financial covenants that require us to maintain compliance with certain financial metrics. We were not in compliance with the Minimum Cumulative Consolidated EBITDA Covenant required to be tested as of March 31, 2016 under the Credit Agreement. We have obtained a temporary limited waiver agreement from the lenders in respect of this covenant violation effective from March 31, 2016 through May 31, 2016 and we are involved in ongoing discussions with our lending group regarding alternatives to our current capital structure. The activities we are permitted to undertake in accordance with the restrictive covenants may become even more limited in respect of this violation. Additionally, of this temporary limited waiver is not extended, noncompliance with the Minimum Cumulative Consolidated EBITDA Covenant would result in an immediate event of default under the Credit Agreement with respect to the Revolver and the Five-Year Term Loans. If such an event of default occurs and is continuing, the lenders holding more than 50% of the aggregate principal amount of the Revolver and the Five-Year Term Loans may take certain actions, including terminating the Revolver, declaring the unpaid principal amount of both the Revolver and the Five-Year Term Loans and interest thereon immediately due and payable, requiring letters of credit to be cash collateralized, and exercising all other rights and remedies available under the Credit Agreement. The lenders could take similar actions with respect to the Seven Term Loans after the termination and acceleration of the Revolver and Five Year Term Loans.

Our ability to comply with the restrictive and financial covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and other events or circumstances, many of which are beyond our control. Our cash flow is highly dependent on utilization levels and pricing for our services, which have declined substantially as demand for our services significantly decreased due to the sustained weakness in commodity prices. In the event that utilization and pricing levels for our services remain at or near existing levels for a sustained period, we may be unable to comply with one or more additional financial covenants in future periods. If we are unable to comply with the financial and other restrictive covenants contained in the Credit Agreement, or if we are unable to meet our debt service obligations, we may trigger an actionable event of default under the Credit Agreement, which could also cause a cross default or cross acceleration of all our other outstanding indebtedness. If the lenders under one or more of the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may be required to refinance all or part of our debt, sell important strategic assets or businesses at unfavorable prices or borrow more money. We have pledged a significant portion of our and our subsidiaries’ assets as collateral and if we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness and we could be forced into bankruptcy or liquidation.

Please see “Liquidity and Capital Resources - Description of Our Credit Agreement” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Credit Agreement, including the financial and other restrictive covenants contained therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes share repurchase activity for the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under Such Program
January 1 - January 31	6,800	$4.76	—	—
February 1 - February 28	120,618	$2.19	—	—
March 1 - March 31	63,582	$1.77	—	—

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

10.1*
Temporary Limited Waiver Agreement, dated May 10, 2016 and effective as of March 31, 2016, by and between C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co., certain other Loan Parties identified on the signature pages thereto, Bank of America, N.A., in its capacity as Administrative Agent under the Credit Agreement, and the certain lenders appearing on the signature pages thereto.

10.2*+	C&J Energy Services 2016 Senior Executive Incentive Plan, effective as of May 5, 2016.
10.3*+	C&J Energy Services 2016 Senior Executive Incentive Plan Form of Award Agreement, in respect to Participant's with Employee Agreements.
10.4*+	C&J Energy Services 2016 Senior Executive Incentive Plan Form of Award Agreement.
10.5*+	C&J Energy Services 2016 Key Employee Incentive Plan, effective as of May 5, 2016.
10.6*+	C&J Energy Services 2016 Key Employee Incentive Plan Form of Award Agreement.

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
+	Management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&J Energy Services Ltd.

Date:	May 10, 2016	By:	/s/ Randall C. McMullen, Jr.
Randall C. McMullen, Jr.
Chief Executive Officer, President, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

		By:	/s/ Brian Patterson
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

10.1*
Temporary Limited Waiver Agreement, dated May 10, 2016 and effective as of March 31, 2016, by and between C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co., certain other Loan Parties identified on the signature pages thereto, Bank of America, N.A., in its capacity as Administrative Agent under the Credit Agreement, and the certain lenders appearing on the signature pages thereto.

10.2*+	C&J Energy Services 2016 Senior Executive Incentive Plan, effective as of May 5, 2016.
10.3*+	C&J Energy Services 2016 Senior Executive Incentive Plan Form of Award Agreement, in respect to Participant's with Employee Agreements.
10.4*+	C&J Energy Services 2016 Senior Executive Incentive Plan Form of Award Agreement.
10.5*+	C&J Energy Services 2016 Key Employee Incentive Plan, effective as of May 5, 2016.
10.6*+	C&J Energy Services 2016 Key Employee Incentive Plan Form of Award Agreement.

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
+	Management contract or any compensatory plan, contract or arrangement.