Form 10-Q
period 2016-06-30
C&J Energy Services Ltd.
filed 2016-08-09
CIK 1615817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.01 per share, outstanding at August 5, 2016, was 119,599,227.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES

-i-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,770	$25,900
Accounts receivable, net of allowance of $2,672 at June 30, 2016 and $7,917 at December 31, 2015	127,129	274,691
Inventories, net	77,869	102,257
Prepaid and other current assets	50,508	72,560
Deferred tax assets	9,296	9,035
Total current assets	355,572	484,443
Property, plant and equipment, net of accumulated depreciation of $600,226 at June 30, 2016 and $499,894 at December 31, 2015	1,062,161	1,210,441
Other assets:
Goodwill	—	307,677
Intangible assets, net	86,568	147,861
Deferred financing costs, net of accumulated amortization of $6,396 at December 31, 2015	—	14,355
Other noncurrent assets	37,049	34,175
Total assets	$1,541,350	$2,198,952
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$70,949	$184,859
Payroll and related costs	14,138	10,516
Accrued expenses	70,223	52,069
Current portion of debt and capital lease obligations	1,336,470	13,433
Related party payables	29,918	28,206
Other current liabilities	1,072	1,785
Total current liabilities	1,522,770	290,868
Deferred tax liabilities	48,160	149,151
Capital lease obligations at June 30, 2016 and long-term debt and capital lease obligations, net of original issue discount and deferred financing costs of $86,368 at December 31, 2015	30,682	1,108,123
Other long-term liabilities	17,460	18,167
Total liabilities	1,619,072	1,566,309
Commitments and contingencies
Shareholders' equity:
Common shares, par value of $0.01, 750,000,000 shares authorized, 119,624,066 issued and outstanding at June 30, 2016 and 120,420,120 issued and outstanding at December 31, 2015	1,196	1,204
Additional paid-in capital	1,004,915	997,766
Accumulated other comprehensive loss	(2,002)	(4,025)
Retained deficit	(1,081,831)	(362,302)
Total shareholders' equity (deficit)	(77,722)	632,643
Total liabilities and shareholders’ equity	$1,541,350	$2,198,952
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$225,168	$511,165	$494,783	$912,381
Costs and expenses:
Direct costs	229,771	439,480	491,536	765,643
Selling, general and administrative expenses	71,341	62,989	133,380	127,447
Research and development	1,786	4,305	4,163	8,395
Depreciation and amortization	54,283	81,516	113,236	118,954
Impairment expense	48,712	—	430,406	—
(Gain) loss on disposal of assets	1,712	225	4,914	(506)
Operating loss	(182,437)	(77,350)	(682,852)	(107,552)
Other income (expense):
Interest expense, net	(121,934)	(23,864)	(147,401)	(29,052)
Other income (expense), net	2,003	1,737	5,325	1,571
Total other income (expense)	(119,931)	(22,127)	(142,076)	(27,481)
Loss before income taxes	(302,368)	(99,477)	(824,928)	(135,033)
Income tax benefit	(11,252)	(34,356)	(105,399)	(39,249)
Net loss	$(291,116)	$(65,121)	$(719,529)	$(95,784)
Net loss per common share:
Basic	$(2.46)	$(0.56)	$(6.10)	$(1.08)
Diluted	$(2.46)	$(0.56)	$(6.10)	$(1.08)
Weighted average common shares outstanding:
Basic	118,426	116,851	117,979	88,424
Diluted	118,426	116,851	117,979	88,424

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(291,116)	$(65,121)	$(719,529)	$(95,784)

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	49	(262)	2,023	(1,340)
Comprehensive loss	$(291,067)	$(65,383)	$(717,506)	$(97,124)
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Common Shares		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings (Deficit)	Total
	Number of Shares	Amount, at $0.01 par value
Balance, December 31, 2014	55,333	$553	$271,104	$(45)	$510,240	$781,852
Issuance of common shares, net of issuance costs	62,542	625	709,642	—	—	710,267
Issuance of restricted shares, net of forfeitures	2,613	26	3,006	—	—	3,032
Employee tax withholding on restricted shares vesting	(222)	(2)	(2,619)	—	—	(2,621)
Issuance of common shares for stock options exercised	154	2	451	—	—	453
Tax effect of share-based compensation	—	—	(2,367)	—	—	(2,367)
Share-based compensation	—	—	18,549	—	—	18,549
Net loss	—	—	—	—	(872,542)	(872,542)
Foreign currency translation loss	—	—	—	(3,980)	—	(3,980)
Balance, December 31, 2015	120,420	1,204	997,766	(4,025)	(362,302)	632,643
Restricted share forfeitures	(491)	(5)	5	—	—	—
Employee tax withholding on restricted shares vesting	(305)	(3)	(431)	—	—	(434)
Tax effect of share-based compensation	—	—	(5,592)	—	—	(5,592)
Share-based compensation	—	—	13,167	—	—	13,167
Net loss	—	—	—	—	(719,529)	(719,529)
Foreign currency translation gain	—	—	—	2,023	—	2,023
Balance, June 30, 2016 *	119,624	$1,196	$1,004,915	$(2,002)	$(1,081,831)	$(77,722)

*	Unaudited
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(719,529)	$(95,784)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	113,236	118,954
Impairment expense	430,406	—
Inventory write-down	13,047	—
Deferred income taxes	(105,399)	(24,405)
Provision for doubtful accounts, net of write-offs	973	3,768
Equity in earnings from unconsolidated affiliate	4,501	(655)
(Gain) loss on disposal of assets	4,914	(506)
Share-based compensation expense	13,167	8,902
Amortization of deferred financing costs	48,309	2,580
Accretion of original issue discount	52,413	2,130
Changes in operating assets and liabilities:
Accounts receivable	150,931	212,250
Inventory	3,169	4,785
Prepaid and other current assets	14,952	(19,989)
Accounts payable	(121,847)	(146,699)
Payroll and related costs and accrued expenses	25,209	41,402
Income taxes payable	5,442	(108)
Deposits and other	(9,914)	(2,904)
Net cash provided by (used in) operating activities	(76,020)	103,721
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(36,437)	(117,304)
Proceeds from disposal of property, plant and equipment	28,753	2,211
Investment in unconsolidated affiliate	(408)	—
Payments made for business acquisitions, net of cash acquired	(1,419)	(706,702)
Net cash used in investing activities	(9,511)	(821,795)
Cash flows from financing activities:
Proceeds from revolving debt	174,000	161,000
Payments on revolving debt	(10,600)	(382,000)
Proceeds from term loans	—	1,001,400
Payments on term loans	(2,650)	(2,650)
Payments of capital lease obligations	(1,520)	(2,257)
Financing costs	—	(48,074)
Proceeds from issuance of common shares for stock options exercised	—	136
Registration costs associated with issuance of common shares	—	(1,886)
Employee tax withholding on restricted shares vesting	(434)	(2,503)
Excess tax expense from share-based compensation	(5,592)	(2,327)
Net cash provided by financing activities	153,204	720,839

Effect of exchange rate changes on cash	(2,803)	(518)

Net increase in cash and cash equivalents	64,870	2,247
Cash and cash equivalents, beginning of period	25,900	10,017
Cash and cash equivalents, end of period	$90,770	$12,264

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Organization, Nature of Business, Chapter 11 Proceedings and Summary of Significant Accounting Policies
Organization and Nature of Business
C&J Energy Services Ltd. (together with its consolidated subsidiaries, “C&J” or the “Company”) provides well construction, well completions, well support and other complementary oilfield services to oil and gas exploration and production companies primarily in North America. As one of the largest completion and production services companies in North America, C&J offers a full, vertically integrated suite of services involved in the entire life cycle of the well, including cementing, hydraulic fracturing, cased-hole wireline, coiled tubing, rig services, fluids management services and other special well site services. The Company operates in all of the major oil and gas producing regions of the continental United States and Western Canada and is working to establish an operational presence in key countries in the Middle East with facilities currently in Dubai and Saudi Arabia.
On March 24, 2015, C&J Energy Services, Inc. (“Legacy C&J”) and Nabors Industries Ltd. (“Nabors”) completed the combination of Legacy C&J with Nabors’ completion and production services business (the “C&P Business”), whereby Legacy C&J became a subsidiary of C&J Energy Services Ltd. (the “Merger”). The resulting combined company is currently led by the former management team of Legacy C&J.
Upon the closing of the Merger, shares of common stock of Legacy C&J were converted into common shares of C&J on a 1-for-1 basis and C&J's common shares began trading on the New York Stock Exchange ("NYSE") under the ticker “CJES.” C&J is the successor issuer to Legacy C&J following the closing of the Merger and is deemed to succeed to Legacy C&J’s reporting history under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"). As discussed in more detail in Note 7 – Mergers and Acquisitions, Legacy C&J and Nabors determined that Legacy C&J possessed the controlling financial interest in C&J and subsequently concluded the business combination should be treated as a reverse acquisition with Legacy C&J as the accounting acquirer.
As noted above, the Company was listed on the NYSE under the symbol "CJES" prior to the suspension of trading of its common shares on July 20, 2016, in connection with the commencement of the Chapter 11 proceedings described below. The Company's common shares resumed trading on the OTC Markets Group Inc.'s OTC Pink under the symbol "CJESQ" on July 21, 2016.
Bankruptcy Proceedings and Restructuring Support Agreement
On July 8, 2016, C&J and certain of its direct and indirect subsidiaries, including C&J Corporate Services (Bermuda) Ltd. (together with C&J, collectively the “Bermudian Entities”), C&J Energy Production Services-Canada Ltd. and Mobile Data Technologies Ltd. (together, the “Canadian Entities”), entered into a Restructuring Support and Lock-Up Agreement (the “Restructuring Support Agreement”), with certain holders of indebtedness (the “Supporting Lenders”) under that certain Credit Agreement, dated as of March 24, 2015 (as amended and otherwise modified, the “Credit Agreement”). The Restructuring Support Agreement contemplates the implementation of a restructuring of the Company, including eliminating all amounts owed under the Company’s Credit Agreement, through a debt-to-equity conversion and equity rights offering, which transaction will be effectuated through a plan of reorganization (the “Restructuring Plan”) under Chapter 11 of Title 11 (“Chapter 11”) of the United States Bankruptcy Code, which will be subject to the approval of the United States Bankruptcy Court in the Southern District of Texas, Houston Division (the “Bankruptcy Court”).
To implement the restructuring, on July 20, 2016 (the "Petition Date"), the Company and certain other subsidiaries of the Company (the "Debtors") filed voluntary petitions for reorganization (the "Bankruptcy Petitions") seeking relief under the provisions of Chapter 11 with the Bankruptcy Court. The Debtors' Chapter 11 cases are being administered under the caption "In re: CJ Holding Co., et al., Case No. 16-33590." Additionally, the Company commenced ancillary proceedings in Canada on behalf of the Canadian Entities and a provisional liquidation proceeding in Bermuda on behalf of the Bermudian Entities. The Debtors will continue operations and management of their assets in the ordinary course as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The key terms of the restructuring, as contemplated by the Restructuring Support Agreement, are as follows:

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•The Rights Offering:  Certain of the Supporting Lenders (the "Backstop Parties") have agreed to provide an equity rights offering for an investment in the Company in an amount of up to $200 million as part of the approved Restructuring Plan (the “Rights Offering”). In accordance with the terms of the Restructuring Support Agreement, the Rights Offering shall be consummated on the effective date of the Restructuring Plan (the “Effective Date”) pursuant to a Backstop Commitment Agreement, which will also provide for a commitment premium of 5% of the $200 million committed amount payable in new common equity in the reorganized Company ("New Equity") to the Backstop Parties (the “Backstop Fee”).
•DIP Facility: Certain of the Supporting Lenders (the “DIP Lenders”) will provide a superpriority secured delayed draw term loan facility in an aggregate principal amount of up to $100 million (the “DIP Facility”). As further discussed below, on July 25, 2016, the Bankruptcy Court entered an order approving the Debtors’ entry into the DIP Facility on an interim basis, pending a final hearing to be held on August 22, 2016. On July 29, 2016, we entered into a superpriority secured debtor-in-possession credit agreement, among the Debtors , the DIP Lenders and Cortland Capital Market Services LLC, as Administrative Agent (the “DIP Credit Agreement”), which sets forth the terms and conditions of the DIP Facility.
•The Exit Facility:  Subject to the conditions set forth in the Restructuring Support Agreement, the Company or the reorganized Company, as applicable, intends to raise up to $100 million through a senior secured revolving asset-based lending credit facility to be arranged and provided by one or more commercial lending institutions.
•The New Warrants:  Under the Restructuring Plan, on the Effective Date, the Company will issue 7-year warrants convertible into up to 6% of New Equity at a strike price of $1.55 billion (the “New Warrants”) to holders of C&J common equity, provided that such class of holders votes to accept the Restructuring Plan.
•Distributions:  The Supporting Lenders shall receive all of the New Equity, subject to dilution on account of the Management Incentive Plan (as defined below), the Rights Offering, the Backstop Fee and the New Warrants, along with all of the subscription rights under the Rights Offering. Distributions to holders of unsecured claims remain subject to negotiation, though mineral contractor claimants will be paid in full in the ordinary course of business.
•Management Incentive Plan: 10% of the New Equity will be reserved for a management incentive program to be issued to management of the reorganized Company after the Effective Date at the discretion of the board of the reorganized Company (the “Management Incentive Plan”).
•Governance: The board of the reorganized Company shall be appointed by the Supporting Lenders and shall include the reorganized Company’s Chief Executive Officer.
•Releases: The Restructuring Support Agreement term sheet provides for certain releases relating to the Company, the Supporting Lenders, including the Backstop Parties and DIP Lenders, and holders of claims and interests, which will be included in the Restructuring Plan and will take effect upon the Effective Date. Further, all indemnification provisions for current and former directors, officers, managers, employees, attorneys, accountants, investments bankers, and other professionals of the Company, as applicable, will remain in place after the restructuring.

Pursuant to the Restructuring Support Agreement, the Supporting Lenders have agreed to, among other things: (a) use good faith efforts to implement the restructuring; (b) vote all claims and interests held in favor of the Restructuring Plan; (c) with respect to the Backstop Parties, backstop the Rights Offering; (d) support and not object or opt out of the release provisions under the Restructuring Plan so long as such release provisions are consistent with the Restructuring Support Agreement term sheet; (e) not exercise any right or remedy under the Credit Agreement against an affiliate of the Company that does not file for Chapter 11, subject to certain conditions.
The Restructuring Support Agreement contains certain Plan-related milestones, including deadlines: (a) to file the Restructuring Plan and related disclosure statement; (b) for entry of interim and final DIP orders; (c) for entry of the disclosure statement order; (d) for entry of the confirmation order; and (e) for the Effective Date to occur.
The accompanying financial statements do not include any adjustments related to the Plan or the Restructuring Support Agreement.
Reorganization Process

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On the Petition Date, the Bankruptcy Court issued certain additional interim and final orders with respect to the Debtors’ first-day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course. The first-day motions provided for, among other things, the payment of certain pre-petition employee expenses and benefits, the use of the Debtors’ existing cash management system, the payment of certain pre-petition amounts to certain critical vendors, the ability to pay certain pre-petition taxes and regulatory fees, and the payment of certain pre-petition claims owed on account of insurance policies and programs. With respect to those first-day motions for which only interim approval has been granted, the Bankruptcy Court has scheduled final hearings on such motions for August 22, 2016.
Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are stayed unless and until the Bankruptcy Court lifts the automatic stay.
Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions, including Supporting Lender approval in accordance with the Restructuring Support Agreement.
Under Chapter 11, the Restructuring Plan will determine the rights and satisfaction of claims and interests of various creditors and security holders and will be subject to the ultimate outcome of negotiations and the Bankruptcy Court’s decisions through the date on which the Restructuring Plan is confirmed. The Debtors currently expect that any proposed Chapter 11 plan, among other things, would provide mechanisms for settlement of the Debtors’ pre-petition obligations, treatment of the Company’s existing equity holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to the reorganized Company. Any proposed Chapter 11 plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors, including the Supporting Lenders under the Credit Agreement and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for the Restructuring Plan or any other Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors’ creditors.
Under the priority rankings established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a Chapter 11 plan. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of the Restructuring Plan. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. The Restructuring Plan and any other proposed Chapter 11 plan could result in holders of certain liabilities and/or securities, including common shares, receiving no distribution on account of their interests. Because of such possibilities, there is significant uncertainty regarding the value of the Company's liabilities and securities, including its common shares. At this time, there is no assurance the Company will be able to restructure as a going concern or successfully propose or implement the Restructuring Plan or any other proposed Chapter 11 plan.
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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As a result of the Merger, the Company revised its reportable segments late in the first quarter of 2015. The Company’s revised reportable segments are: (1) Completion Services, which includes the Company's hydraulic fracturing services, cased-hole wireline services, coiled tubing services and other stimulation services; (2) Well Support Services, which includes the Company's rig services, fluids management services, and other special well site services; and (3) Other Services, which includes the Company’s smaller service lines and divisions, such as cementing services, equipment manufacturing and repair, and research and technology. The Company manages several of its vertically integrated businesses through its research and technology division, including its directional drilling services and products, data acquisition and control instruments provider and its artificial lift applications provider.
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
Going Concern. These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. These principles assume that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company incurred a net loss of $872.5 million during 2015 and $719.5 million for the six months ended June 30, 2016. During the first quarter of 2016, low utilization and commodity price levels continued to negatively impact the Company's results of operations which caused the Company to be unable to comply with the Minimum Cumulative Consolidated EBITDA Covenant under the terms of the Credit Agreement measured as of March 31, 2016 (see Note 2 - Debt and Capital Lease Obligations for all defined terms contained within this Going Concern section), which led to the Company's entry into the Restructuring Support Agreement with the Supporting Lenders and subsequent commencement of the Chapter 11 Proceeding. The Restructuring Support Agreement contemplates the implementation of a restructuring of the Company through a debt-to-equity conversion and Rights Offering, which transaction will be effectuated through the Restructuring Plan, subject to Bankruptcy Court approval. The Restructuring Plan is expected to significantly reduce the Company’s indebtedness, including eliminating all amounts owed under the Credit Agreement, pursuant to a consensual debt-to-equity exchange. At this time, there is no assurance the Company will be able to restructure as a going concern or successfully propose or implement the Restructuring Plan.
Accordingly, the Company has reclassified all amounts due under the Revolver and Term Loan B Facility as current liabilities in its consolidated balance sheet as of June 30, 2016, including $284.4 million due under the Revolver, $569.3 million of principal due under the Five-Year Term Loans, and because of the cross default provisions contained within the Amended Credit Agreement, $480.2 million of principal due under the Seven-Year Term Loans. Given the matters described above, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the substantial doubt about the Company's ability to continue as a going concern. For additional information, please see “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

as “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report.
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
Inventories are stated at the lower of cost or market (net realizable value) on a first-in, first-out basis and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$27,878	$34,720
Work-in-process	7,492	13,574
Finished goods	45,876	58,657
Total inventory	81,246	106,951
Inventory reserve	(3,377)	(4,694)
Inventory, net	$77,869	$102,257

On June 29, 2016, the Company sold a majority of the assets comprising their specialty chemicals supply business, including inventory, for approximately $9.3 million of net cash.

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

PP&E are evaluated on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain PP&E may not be recoverable. PP&E are reviewed for impairment upon the occurrence of a triggering event. An impairment loss is recorded in the period in which it is determined that the carrying amount of PP&E is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group, excluding interest expense. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be at the service line level, which consists of the well services, hydraulic fracturing, coiled tubing, wireline, pumpdown, directional drilling services and products, cementing, artificial lift applications, international coiled tubing, equipment manufacturing and repair services, and data acquisition and control instruments provider service lines as well as the vertically integrated research and technology service line. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the related assets, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related assets. The impairment loss is then allocated across the asset group's major classifications.

The Company concluded that the sharp fall in commodity prices during the second half of 2014 constituted a triggering event that resulted in a significant slowdown in activity across the Company’s customer base, which in turn has increased competition and put pressure on pricing for its services throughout 2015 and the first half of 2016. Although the severity and extent of this continued downturn is uncertain, absent a significant recovery in commodity prices, activity and pricing levels may continue to decline in future periods. As a result of the triggering event during the fourth quarter of 2014, PP&E recoverability testing was performed throughout 2015 and the first half of 2016 on the asset groups in each of the Company’s service lines. For the first six months of 2016, the recoverability testing for the coiled tubing, directional drilling, cementing, artificial lift applications and international coiled tubing asset groups yielded an estimated undiscounted net cash flow that was less than the carrying amount of the related assets. The estimated fair value for each respective asset group was compared to its carrying value, and impairment expense of $61.1 million was recognized during the first half of 2016 and allocated across each respective asset group's major classification. The impairment charge was primarily related to underutilized equipment in the Completion Services and Other Services segments.  The fair value of these assets was based on the projected present value of future cash flows that these assets are expected to generate. Should industry conditions not significantly improve or worsen, additional impairment charges may be required in future periods.

On June 29, 2016, the Company sold a majority of the assets comprising their specialty chemicals supply business, including PP&E, for approximately $9.3 million of net cash.
Goodwill, Indefinite-Lived Intangible Assets and Definite-Lived Intangible Assets. Goodwill is allocated to the Company’s three reporting units: Completion Services, Well Support Services and Other Services, all of which are consistent with the presentation of the Company’s three reportable segments. At the reporting unit level, the Company tests goodwill for impairment on an annual basis as of October 31 of each year, or when certain events or changes in circumstances (referred to as "triggering events") indicate the carrying value of goodwill may not be recoverable and that a potential impairment exists.
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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s Step 1 impairment analysis involves the use of a blended income and market approach. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on each reporting unit. Critical assumptions include projected revenue growth, fleet count, utilization, gross profit rates, sales, general and administrative ("SG&A") rates, working capital fluctuations, capital expenditures, discount rates, terminal growth rates, and price-to-earnings multiples. The Company’s market capitalization is also used to corroborate reporting unit valuations.
Similar to goodwill, indefinite-lived intangible assets are subject to annual impairment tests or more frequently if events or circumstances indicate the carrying amount may not be recoverable.
Definite-lived intangible assets are amortized over their estimated useful lives. These intangibles are reviewed for impairment when a triggering event indicates that the asset may have a net book value in excess of recoverable value. In these cases, the Company performs a recoverability test on its definite-lived intangible assets by comparing the estimated future net undiscounted cash flows expected to be generated from the use of the asset to the carrying amount of the asset for recoverability. If the estimated undiscounted cash flows exceed the carrying amount of the asset, an impairment does not exist and a loss will not be recognized. If the undiscounted cash flows are less than the carrying amount of the asset, the asset is not recoverable and the amount of impairment must be determined by fair valuing the asset.
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

Other Services Segment
Revenue within the Other Services Segment is generated from certain of the Company's smaller service lines and divisions, specifically including cementing services, equipment manufacturing and repair services, which includes the sale of oilfield parts and supplies used in completion and production services, and research and technology. Additionally, the Company manages several of its vertically integrated business through its research and technology division, its directional drilling services and products, data acquisition and control instruments provider and its artificial lift applications provider.
With respect to its directional drilling services, the Company provides these services on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few days to multiple weeks. The Company typically charges the customer for some of its directional drilling services on a per day basis, while other components are charged based upon the amount of footage drilled. Revenue is recognized and customers are invoiced upon the completion of each job. Once a job has been completed to the customer’s satisfaction, a field ticket is written that includes charges for the service performed.
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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

completed to the customer’s satisfaction, a field ticket is written that includes charges for the service performed and the consumables (such as blended bulk cement and chemical additives) used during the course of service.
With respect to its equipment manufacturing and repair services, data acquisition and control instruments provider and artificial lift applications provider, the Company generates revenue primarily from the sale of manufactured equipment and products. Revenue is recognized upon the completion, delivery and customer acceptance of each order.
Share-Based Compensation. The Company’s share-based compensation plans provide the ability to grant equity awards to the Company’s employees, consultants and non-employee directors. As of June 30, 2016, only nonqualified stock options and restricted shares had been granted under such plans. The Company values option grants based on the grant date fair value by using the Black-Scholes option-pricing model and values restricted share grants based on the closing price of C&J’s common shares on the grant date. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for the entire award. Further information regarding the Company’s share-based compensation arrangements and the related accounting treatment can be found in Note 4 – Share-Based Compensation.
Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and capital lease obligations. The recorded values of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and the Revolving Credit Facility approximate their fair values. The following table compares the carrying value of the Company's term debt instruments to its fair value as of June 30, 2016 (See Note 2 – Debt and Capital Lease Obligations for further discussion regarding the Company’s Credit Facilities (as defined therein)):

	June 30, 2016
	Carrying Value	Fair Value
	(In thousands)
Five-Year Term Loans, net of original issue discount and deferred financing costs	$569,250	$387,432
Seven-Year Term Loans, net of original issue discount and deferred financing costs	$480,150	$326,790
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
As of June 30, 2016, the Company has federal, state and international net operating loss carryforwards that will expire in the years 2021 through 2036. After considering the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, the Company established a valuation allowance due to the uncertainty regarding the ultimate realization of the deferred tax assets.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company expects that most, if not all of its net operating loss carryforwards will be eliminated as a result of the cancellation of certain of its debt pursuant to the reorganization. Furthermore, to the extent that any net operating loss carryforwards remain after the reorganization, the Company's ability to use such net operating loss carryforwards would likely be significantly limited because the reorganization will constitute an “ownership change” as defined in Section 382 of the Internal Revenue Code.
The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are reversed in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination. Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. The Company had no uncertain tax positions as of June 30, 2016.
The effective tax rate was a benefit of 12.8% for the six month period ended June 30, 2016 as compared to a 29.1% provision for the six month period ended June 30, 2015. The effective tax rate, and resulting benefit, is less than the expected statutory rate primarily due to impairment charges in the first half of 2016 that were not deductible for tax and valuation allowances applied against certain deferred tax assets, including net operating loss carryforwards.
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

The following is a reconciliation of the components of the basic and diluted loss per share calculations for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Numerator:
Net loss attributed to common shareholders	$(291,116)	$(65,121)	$(719,529)	$(95,784)
Denominator:
Weighted average common shares outstanding	118,426	116,851	117,979	88,424
Effect of potentially dilutive common shares:
Stock options	—	—	—	—
Restricted shares	—	—	—	—
Weighted average common shares outstanding and assumed conversions	118,426	116,851	117,979	88,424
Loss per common share:
Basic	$(2.46)	$(0.56)	$(6.10)	$(1.08)
Diluted	$(2.46)	$(0.56)	$(6.10)	$(1.08)
A summary of securities excluded from the computation of basic and diluted loss per share is presented below for the applicable periods:

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Basic loss per share:
Restricted shares	1,508	2,490	2,117	1,871
Diluted loss per share:
Anti-dilutive stock options	5,079	2,625	4,801	2,547
Anti-dilutive restricted shares	1,508	1,394	2,101	1,134
Potentially dilutive securities excluded as anti-dilutive	6,587	4,019	6,902	3,681
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

In May 2016, the FASB issued ASU No. 2016-12, Revenues from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), to clarify in the FASB's revenue recognition standard the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments in ASU 2016-13 are effective for interim and annual reporting periods beginning after December 15, 2019, although it may be adopted one year earlier, and requires a modified retrospective transition approach. The Company is currently evaluating the impact this standard will have on its results of operations and financial position.

Note 2 - Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following (in thousands):

	June 30, 2016	December 31, 2015

Revolving Credit Facility	$284,400	$121,000
Five-Year Term Loans, net of original issue discount and deferred financing costs of $34,336 as of December 31, 2015	569,250	536,353
Seven-Year Term Loans, net of original issue discount and deferred financing costs of $52,032 as of December 31, 2015	480,150	429,330
Capital leases	33,352	34,873
Total debt and capital lease obligations	1,367,152	1,121,556
Less: current portion of debt and capital lease obligations	(1,336,470)	(13,433)
Long-term debt and capital lease obligations	$30,682	$1,108,123

On July 20, 2016, the Debtors filed Bankruptcy Petitions in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code under the caption “In re: CJ Holding Co., et al., Case No. 16-33590.” The filing of the Bankruptcy Petitions constituted an event of default with respect to the Company's Credit Agreement. As a result, the Company’s pre-petition secured indebtedness under the Credit Agreement became immediately due and payable and any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 cases. As of March 31, 2016, even with the temporary limited waiver agreement obtained by the Company from certain of the lenders that only extended through May 31, 2016, wherein such lenders agreed to not consider the covenant violation an event of default through May 31, 2016, the lenders could take certain actions following that date, including declaring the principal amounts owed under the Credit Agreement

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

immediately due and payable, and requiring letters of credit to be cash collateralized. Accordingly, all of the outstanding indebtedness under the Credit Agreement was classified as current in the Company's consolidated balance sheet at March 31, 2016.
Additional information regarding the Chapter 11 proceedings is included in Note 1 - Organization, Nature of Business, Chapter 11 Proceedings and Summary of Significant Accounting Policies.
Credit Agreement
On March 24, 2015, in connection with the closing of the Merger, the Company entered into a new credit agreement with Bank of America N.A., as administrative agent and other lending parties (the “Original Credit Agreement”). At the closing, the Original Credit Agreement provided for senior secured credit facilities (collectively, the "Credit Facilities") in an aggregate principal amount of $1.66 billion, consisting of (i) a revolving credit facility (“Revolving Credit Facility” or the “Revolver”) in the aggregate principal amount of $600.0 million and (ii) a term loan B facility (“Term Loan B Facility”) in the aggregate principal amount of $1.06 billion. The Company simultaneously repaid all amounts outstanding and terminated Legacy C&J’s prior credit agreement; no penalties were due in connection with such repayment and termination. The borrowers under the Revolver are the Company and certain wholly-owned subsidiaries of the Company, specifically, CJ Lux Holdings S.à. r.l. and CJ Holding Co. The borrower under the Term Loan B Facility is CJ Holding Co. All obligations under the Original Credit Agreement were guaranteed by the Company’s wholly-owned domestic subsidiaries, other than immaterial subsidiaries.

On September 29, 2015, the Company obtained and entered into a waiver and certain amendments to the Original Credit Agreement (as amended by the amendments, the "Amended Credit Agreement"). The Amended Credit Agreement, among other things, suspended the quarterly maximum Total Leverage Ratio (as defined herein) and quarterly minimum Interest Coverage Ratio (as defined herein) covenants set forth in the Original Credit Agreement. The suspension of these financial covenants commenced with the fiscal quarter ended September 30, 2015 and was set to run through the fiscal quarter ending June 30, 2017. Upon reinstatement of these covenants as of the quarter ending September 30, 2017, the required levels initially were to be more lenient than those in effect under the terms of the Original Credit Agreement and were to gradually adjust to those prior levels over the subsequent fiscal quarters.
On May 10, 2016, the Company obtained a temporary limited waiver agreement (the “Temporary Waiver”) from certain of the lenders pursuant to which, effective as of March 31, 2016, such lenders agreed to not consider a breach of the Minimum Cumulative Consolidated EBITDA Covenant measured as of March 31, 2016 an event of default through May 31, 2016. Minimum Cumulative Consolidated EBITDA is defined as total earnings (loss) before net interest expense, income taxes, depreciation and amortization, other income (expense), and net gain or loss on disposal of assets, and excludes, among other things, stock based compensation expense, acquisition-related costs, and non-routine items.
On May 31, 2016, the Company obtained and entered into a forbearance agreement (the "Forbearance Agreement") with certain of the lenders pursuant to which, among other things, such lenders agreed not to pursue default remedies against the Company with respect to its breach of the Minimum Cumulative Consolidated EBITDA Covenant or certain specified payment defaults.
On June 30, 2016, this forbearance was extended through July 17, 2016 pursuant to a second forbearance agreement (the “Second Forbearance Agreement”), and prior to the termination of the Second Forbearance Agreement, this forbearance period was once again extended through July 20, 2016. The Second Forbearance Agreement provided that the forbearance would terminate upon the occurrence of certain events, including the failure of the Company to enter into the Restructuring Support Agreement on or prior to July 8, 2016. On July 8, 2016, the Company entered into the Restructuring Support Agreement with certain lenders. The Restructuring Support Agreement contemplates the implementation of a restructuring of the Company through a debt-to-equity conversion and Rights Offering, which transaction will be effectuated through the Restructuring Plan, subject to Bankruptcy Court approval. Additional information regarding the key terms of the Restructuring Support Agreement is included in Note 1 - Organization, Nature of Business, Chapter 11 Proceedings and Summary of Significant Accounting Policies.
On July 20, 2016, the Debtors filed Bankruptcy Petitions in the Bankruptcy Court seeking relief under Chapter 11. Additional information, including definitions of capitalized defined terms, regarding the Chapter 11 proceedings is included in Note 1 - Organization, Nature of Business, Chapter 11 Proceedings and Summary of Significant Accounting Policies.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Bankruptcy Petitions, the Company filed a motion seeking Bankruptcy Court approval of debtor-in-possession financing on the terms set forth in a contemplated Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”).  On July 25, 2016, the Bankruptcy Court entered an order approving, on an interim basis (the “Interim Order”), the financing to be provided pursuant to the DIP Credit Agreement (the “DIP Facility”) and, on July 29, 2016, the DIP Credit Agreement was entered into by and among the Company, the other Debtors, the lenders and Cortland Capital Market Services LLC, as administrative agent. The Bankruptcy Court has scheduled a hearing for August 22, 2016 to consider whether to authorize the Debtors’ entry into the DIP Facility on a final basis.  Under the terms of the Interim Order, the Debtors are authorized to access $25 million in funding under the DIP Facility.  The Debtors will not be authorized to access the remaining $75 million provided under the DIP Facility until and unless the Bankruptcy Court enters an order approving the Debtors’ entry into the DIP Facility on a final basis (the “Final Order”).
On July 29, 2016, the Company accessed $25 million under the DIP Facility.
Revolving Credit Facility
As of June 30, 2016, $284.4 million was outstanding under the Revolver along with $15.1 million of outstanding letters of credit.
The Revolver was scheduled to mature on March 24, 2020 (except that if any Five-Year Term Loans (as defined herein) had not been repaid prior to September 24, 2019, the Revolver was scheduled to mature on September 24, 2019). Borrowings under the Revolver are non-amortizing. Amounts outstanding under the Revolver bore interest based on, at the option of the borrower, the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an applicable margin determined pursuant to a pricing grid based on the ratio of consolidated total indebtedness of C&J and its subsidiaries to Consolidated EBITDA of C&J and its subsidiaries for the most recent four fiscal quarter period for which financial statements are available (the “Total Leverage Ratio”).
The Revolver also required that the Company pay a commitment fee equal to a percentage of unused commitments which varied based on the Total Leverage Ratio.
Subject to certain conditions and limitations, the Amended Credit Agreement permitted the Company to increase the aggregate commitments under the Revolver in a total principal amount of up to $100.0 million. However, this aggregate commitment increase was not available as of June 30, 2016.
The Revolver was permitted to be prepaid from time to time without premium or penalty.
On July 20, 2016, the Debtors filed the Bankruptcy Petitions which constituted an event of default under the Credit Agreement and accelerated the Revolver indebtedness to become immediately due and payable; however, any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 cases. Pursuant to the Restructuring Support Agreement entered into on July 8, 2016, holders of the Revolver will receive their pro rata share of 100% of the New Equity in the reorganized company, subject to dilution from the issuance of New Equity on account of the Management Incentive Plan, the Rights Offering, the Backstop Fee and the New Warrants as discussed further in Note 1 - Organization, Nature of Business, Chapter 11 Proceedings and Summary of Significant Accounting Policies. However, even if the Restructuring Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of the Restructuring Plan, and certain parties in interest may file objections to the Restructuring Plan in an effort to persuade the Bankruptcy Court that the Company has not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of the Restructuring Plan are received from creditors entitled to vote on the Restructuring Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Restructuring Plan.
Term Loan B Facility
Borrowings under the Term Loan B Facility were comprised of two tranches: a tranche consisting of $575.0 million in original aggregate principal amount of term loans that were to mature on March 24, 2020 (the “Five-Year Term Loans”) and a tranche consisting of a $485.0 million in original aggregate principal amount of term loans that were to mature on March 24, 2022 (the “Seven-Year Term Loans”). The Company was required to make quarterly amortization payments in an amount equal to 1.00% per annum, with the remaining balance payable on the applicable maturity date. As of June 30, 2016, the Company had borrowings outstanding under the Five-Year Term Loans and the Seven-Year Term Loans of $569.3 million and $480.2 million, respectively.
Five-Year Term Loans outstanding under the Term Loan B Facility bore interest based on, at the option of the Company, (i) LIBOR subject to a floor of 1.00% per annum, plus a margin of 5.50%, or (ii) an alternative base rate, plus a margin of 4.50%. Seven-Year Term Loans outstanding under the Term Loan B Facility bore interest based on, at the option of the Company, (i) LIBOR subject to a floor of 1.00% per annum, plus a margin of 6.25%, or (ii) an alternative base rate, plus a

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

margin of 5.25%. The Term Loan B Facility also contained ‘most favored nation’ pricing protection requiring that if the effective yield (giving effect to, among other things, consent fees paid to the lenders) of the Five-Year Term Loans increased by more than 50 basis points, the effective yield of the Seven-Year Term Loans must increase by the same amount less 50 basis points.
The alternative base rate was equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the Federal Funds Effective Rate plus 0.50%, or (iii) LIBOR plus 1.00%.
The Term Loan B Facility was required to be prepaid under certain circumstances and exceptions including (i) in the event that C&J and its subsidiaries generate Excess Cash Flow (as defined in the Credit Agreement) in any fiscal year-end, in an amount equal to 50% of the Excess Cash Flow for such fiscal year if the Total Leverage Ratio as of the end of such fiscal year is 3.25:1.00 or greater, (ii) in the event of a sale or other disposition of property by C&J or its subsidiaries, in an amount equal to 100% of the net proceeds of such sale or disposition, subject to customary reinvestment rights and other exceptions, and (iii) in the event of an incurrence of debt not permitted under the Credit Agreement, in an amount equal to 100% of the net proceeds of such debt.
As of June 30, 2016, the weighted average interest rate of borrowings under the Credit Agreement was 8.9%.
On July 20, 2016, the Debtors filed the Bankruptcy Petitions which constituted an event of default under the Credit Agreement and accelerated the Term Loan B Facility indebtedness to become immediately due and payable; however, any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 cases. Pursuant to the Restructuring Support Agreement entered into on July 8, 2016, holders of the Term Loan B Facility debt will receive their pro rata share of 100% of the New Equity in the reorganized company, subject to dilution from the issuance of New Equity on account of the Management Incentive Plan, the Rights Offering, the Backstop Fee and the New Warrants as discussed further in Note 1 - Organization, Nature of Business, Chapter 11 Proceedings and Summary of Significant Accounting Policies. However, even if the Restructuring Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of the Restructuring Plan, and certain parties in interest may file objections to the Restructuring Plan in an effort to persuade the Bankruptcy Court that the Company has not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of the Restructuring Plan are received from creditors entitled to vote on the Restructuring Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Restructuring Plan.

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
As of June 30, 2016, the Company had $33.4 million in capital lease obligations, including $30.7 million classified as long-term capital lease obligations.

Interest Expense
As of June 30, 2016, based on the negotiations between the Company and the lenders, it became evident that the restructuring of the Company's capital structure would not include a restructuring of the Company's Revolving Credit Facility, the Five-Year Term Loans and the Seven-Year Term Loans, and these debt obligations, as demand obligations, would not be paid in the ordinary course of business over the term of these loans. As a result, during the second quarter of 2016, the Company accelerated the amortization of the associated original issue discount and deferred financing costs, fully amortizing these amounts as of June 30, 2016. For the three and six months ended June 30, 2016 and 2015, interest expense consisted of the following (in thousands):

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revolving Credit Facility	$4,360	$1,284	$7,055	$3,877
Five-Year Term Loans	10,842	9,448	20,219	10,271
Seven-Year Term Loans	10,120	8,888	18,941	9,653
Capital leases	337	256	570	519
Accretion of original issue discount	2,113	1,963	4,192	2,130
Amortization of deferred financing costs	2,310	2,014	4,589	2,580
Original issue discount accelerated amortization	48,221	—	48,221	—
Deferred financing costs accelerated amortization	43,720	—	43,720	—
Interest income and other	(89)	11	(106)	22
Interest expense, net	$121,934	$23,864	$147,401	$29,052

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
Income approach
The income approach impairment testing methodology is based on a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. For the Completion Services and Well Support Services reporting units, the future cash flows were projected based on estimates of projected revenue growth, fleet and rig count, utilization, gross profit rates, SG&A rates, working capital fluctuations, and capital expenditures. For the Other Services reporting unit, the future cash flows were projected based primarily on estimates of future demand for manufactured and refurbished equipment as well as parts and service, gross profit rates, SG&A rates, working capital fluctuations, and capital expenditures. Forecasted cash flows for the three reporting units took into account known market conditions as of March 31, 2016, and management’s anticipated business outlook, both of which have been impacted by the sustained decline in commodity prices.
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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Step 2 of the goodwill impairment testing for the Well Support Services reporting units was performed during the first quarter of 2016, and the results concluded that there was no value remaining to be allocated to the goodwill associated with this reporting unit. As a result, the Company recognized impairment expense of $314.8 million during the first quarter of 2016.
As of June 30, 2016, there is no goodwill remaining to be allocated across the Company's three reporting units.
The changes in the carrying amount of goodwill for the year ended December 31, 2015 and for the six months ended June 30, 2016, are as follows (in thousands):

	Completion Services	Well Support Services	Other Services	Total
As of December 31, 2014	$206,465	$—	$13,488	$219,953
Acquisitions	141,435	309,541	24,700	475,676
Impairment expense	(347,652)	—	(37,316)	(384,968)
Foreign currency translation and other adjustments	(248)	(1,864)	(872)	(2,984)
As of December 31, 2015	—	307,677	—	307,677
Measurement period adjustments	8	5,863	(481)	5,390
Impairment expense	(8)	(314,774)	481	(314,301)
Foreign currency translation and other adjustments	—	1,234	—	1,234
As of June 30, 2016	$—	$—	$—	$—
Indefinite-Lived Intangible Assets
The Company had approximately $6.0 million of intangible assets with indefinite useful lives, which are subject to annual impairment tests or more frequently if events or circumstances indicate the carrying amount may not be recoverable.
The Company’s intangible assets associated with intellectual property, research and development (“IPR&D”) consist of technology that is still in the testing phase, and management continues to actively pursue development and planned marketing of the new technology. Based on the Company's evaluation which includes successful test results within its research and development facilities, it was determined that the IPR&D carry value of $6.0 million was not impaired as of June 30, 2016.
Definite-Lived Intangible Assets
The Company reviews definite-lived intangible assets for impairment when a triggering event indicates that the asset may have a net book value in excess of recoverable value. During the first half of 2016, management determined the sustained

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

low commodity price levels coupled with the sustained decrease in the Company’s share price were deemed triggering events that provided indicators that its definite-lived intangible assets may be impaired. The Company performed a recoverability test on all of its definite-lived intangible assets which compares the estimated future net undiscounted cash flows expected to be generated from the use of the asset to the carrying amount of the asset for recoverability. If the estimated undiscounted cash flows exceed the carrying amount of the asset, an impairment does not exist and a loss will not be recognized. If the undiscounted cash flows are less than the carrying amount of the asset, the asset is not recoverable and the amount of impairment must be determined by fair valuing the asset.
Recoverability testing resulted in intangible assets associated with the Company’s wireline and artificial lift lines of business were not recoverable. The fair value of the wireline and artificial lift assets was determined to be approximately $38.2 million and zero, respectively, resulting in impairment expense of $50.4 million and $4.6 million, respectively.
The changes in the carrying amounts of other intangible assets for the six months ended June 30, 2016 are as follows (in thousands):

	Amortization Period	December 31, 2015	Impairment Expense	Amortization Expense	Move from Indefinite-Lived to Definite- Lived	Foreign Currency Translation Adjustment	June 30, 2016
Customer relationships	8-15 years	$122,814	$(41,990)	$—	$—	$4	$80,828
Trade name	10-15 years	42,580	(12,588)	—	—	4	29,996
Developed technology	5-15 years	19,897	—	—	1,610	21	21,528
Non-compete	4-5 years	2,710	(110)	—	—	—	2,600
Patents	10 years	373	(338)	—	—	—	35
IPR&D	Indefinite	7,598	—	—	(1,610)	—	5,988
		195,972	(55,026)	—	—	29	140,975
Less: accumulated amortization		(48,111)	—	(6,267)	—	(29)	(54,407)
Intangible assets, net		$147,861	$(55,026)	$(6,267)	$—	$—	$86,568

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

The 2015 LTIP provides for the grant of share-based awards to the Company’s employees, consultants and non-employee directors. The following types of awards are available for issuance under the 2015 LTIP: incentive stock options and nonqualified stock options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, performance awards and share awards. As of June 30, 2016 only nonqualified stock options and restricted shares have been awarded under the 2015 LTIP and 2012 LTIP. No grants were issued during the six months ended June 30, 2016.
A total of 4.3 million common shares were originally authorized and approved for issuance under the 2012 LTIP and on June 4, 2015, the shareholders of the Company approved the First Amendment to the 2015 LTIP, which increased the number of common shares that may be issued under the 2015 LTIP by approximately 3.6 million shares. The shareholders of

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Company approved the Second Amendment to the 2015 LTIP in February 2016, which increased the number of common shares that may be issued by approximately 6.0 million shares. Including the add-back of approximately 0.8 million shares of canceled grants under the 2012 LTIP and 2015 LTIP during the first half of 2016, approximately 10.5 million common shares remain available for issuance under the 2015 LTIP as of June 30, 2016. The number of common shares available for issuance under the 2015 LTIP is subject to adjustment in the event of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants, rights or debentures, stock dividend, stock split or reverse stock split, cash dividend, property dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or any similar corporate event or transaction. The number of common shares available for issuance may also increase due to the termination of an award granted under the 2015 LTIP, the 2012 LTIP or the Prior Plans (as defined below), by expiration, forfeiture, cancellation or otherwise without the issuance of the common shares.
Prior to the approval of the 2012 LTIP, all share-based awards granted to Legacy C&J’s employees, consultants and non-employee directors were granted under the C&J Energy Services 2006 Stock Option Plan and subsequently under the C&J Energy Services 2010 Stock Option Plans (collectively known as the “Prior Plans”). No additional awards will be granted under the Prior Plans.
Stock Options
The fair value of each option award granted under the 2015 LTIP, the 2012 LTIP and the Prior Plans is estimated on the date of grant using the Black-Scholes option-pricing model. Option awards are generally granted with an exercise price equal to the market price of the Company’s common shares on the grant date. For options granted prior to Legacy C&J’s initial public offering, which closed on August 3, 2011, the calculation of Legacy C&J’s share price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. Additionally, due to the Company’s lack of historical volume of option activity, the expected term of options granted is derived using the “plain vanilla” method. In addition, expected volatilities have been based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. During the six months ended June 30, 2015, approximately 0.3 million replacement option awards were granted by the Company to employees. No options were granted during the six months ended June 30, 2016.
As of June 30, 2016, the Company had approximately 5.1 million options outstanding to employees and non-employee directors. Option awards granted under the 2015 LTIP and the Prior Plans expire on the tenth anniversary of the grant date and generally vest over three years of continuous service with one-third vesting on each of the first, second and third anniversaries of the grant date.
Restricted Shares

Historically, restricted shares were valued based on the closing price of the Company’s common shares on the NYSE on the date of grant. During the six months ended June 30, 2015, approximately 2.8 million restricted shares were granted to employees and non-employee directors under the 2015 LTIP, including approximately 0.6 million replacement restricted shares, at fair market values ranging from $11.38 to $15.10 per share. During the six months ended June 30, 2016, no restricted shares were granted by the Company.
To the extent permitted by law, the recipient of an award of restricted shares will have all of the rights of a shareholder with respect to the underlying common shares, including the right to vote the common shares and to receive all dividends or other distributions made with respect to the common shares. Dividends on restricted shares will be deferred until the lapsing of the restrictions imposed on the shares and will be held by the Company for the account of the recipient (either in cash or to be reinvested in restricted shares) until such time. Payment of the deferred dividends and accrued interest, if any, shall be made upon the lapsing of restrictions on the restricted shares, and any dividends deferred in respect of any restricted shares shall be forfeited upon the forfeiture of such restricted shares. As of June 30, 2016, the Company had not issued any dividends.
As of June 30, 2016, the Company had approximately 1.0 million restricted shares outstanding to employees and non-employee directors. During the first quarter of 2016, 0.8 million restricted shares were subject to accelerated vesting in accordance with the terms of the employee agreement of the Company's former Chief Executive Officer. Restricted share awards granted under the 2015 LTIP generally vest over a three-year period from the grant date.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to the filing of the Bankruptcy Petitions, no modifications were made to the Company's 2015 LTIP.

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

Additionally, under the terms of the Separation Agreement, dated as of February 12, 2015, by and between the Company and Nabors, relating to the Merger, the Company assumed, among other liabilities, all liabilities of the C&P Business to the extent arising out of or resulting from the operation of the C&P Business at any time before, at or after the closing of the Merger, including liability for death, personal injury and property damage resulting from or caused by the assets, products and services of the C&P Business; other than those liabilities relating to or resulting from any demand, claim, investigation or litigation pending or asserted in writing as of the closing of the Merger. Any liability relating to or resulting from any claim or litigation asserted after the closing of the Merger, but where the underlying cause of action arose prior to that time, would not be covered by the Company’s insurance policies.

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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Other Services
The Other Services segment is comprised of the Company’s smaller service lines and divisions, including cementing services, equipment manufacturing and repair, research and technology and Middle Eastern operations; the Company manages several of its vertically integrated business through its research and technology division, including its directional drilling services and products, data acquisition and control instruments provider as well as its artificial lift applications provider. Also included in the Other Services are intersegment eliminations and costs associated with activities of a general corporate nature.

The following tables set forth certain financial information with respect to the Company’s reportable segments.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Completion Services	Well Support Services	Other Services	Total
Three months ended June 30, 2016
Revenue from external customers	$127,587	$85,853	$11,728	$225,168
Inter-segment revenues	88	148	(236)	—
Depreciation and amortization	33,228	17,350	3,705	54,283
Operating loss	(93,878)	(10,467)	(78,092)	(182,437)
Net loss	(93,569)	(10,158)	(187,389)	(291,116)
Adjusted EBITDA	(16,908)	5,034	(21,350)	(33,224)
Capital expenditures	3,513	3,871	10,386	17,770
Six months ended June 30, 2016
Revenue from external customers	$290,082	$181,402	$23,299	$494,783
Inter-segment revenues	88	148	(236)	—
Depreciation and amortization	67,799	35,665	9,772	113,236
Operating loss	(187,760)	(341,062)	(154,030)	(682,852)
Net loss	(187,447)	(338,223)	(193,859)	(719,529)
Adjusted EBITDA	(26,111)	9,994	(49,149)	(65,266)
Capital expenditures	8,261	4,734	23,442	36,437
As of June 30, 2016
Total assets	$770,662	$516,313	$254,375	$1,541,350
Goodwill	—	—	—	—
Three months ended June 30, 2015
Revenue from external customers	$332,499	$153,092	$25,574	$511,165
Depreciation and amortization	51,126	26,186	4,204	81,516
Operating loss	(31,902)	(5,031)	(40,417)	(77,350)
Net loss	(31,843)	(4,938)	(28,340)	(65,121)
Adjusted EBITDA	24,474	22,162	(26,290)	20,346
Capital expenditures	38,536	20,522	9,658	68,716
Six months ended June 30, 2015
Revenue from external customers	$703,453	$169,219	$39,709	$912,381
Depreciation and amortization	84,064	28,423	6,467	118,954
Operating loss	(14,282)	(2,993)	(90,277)	(107,552)
Net loss	(14,052)	(2,919)	(78,813)	(95,784)
Adjusted EBITDA	74,261	26,436	(48,563)	52,134
Capital expenditures	78,631	22,145	16,528	117,304
As of June 30, 2015
Total assets	$1,930,690	$989,604	$370,900	$3,291,194
Goodwill	356,058	349,631	37,171	742,860
Management evaluates segment performance and allocates resources based on total earnings (loss) before net interest expense, income taxes, depreciation and amortization, other income (expense), net gain or loss on disposal of assets, acquisition-related costs, and non-routine items (“Adjusted EBITDA”), a non-GAAP financial measure, because Adjusted EBITDA is considered an important measure of each segment’s performance. In addition, management believes that the disclosure of Adjusted EBITDA as a measure of each segment’s operating performance allows investors to make a direct comparison to competitors, without regard to differences in capital and financing structure. Investors should be aware, however, that there are limitations inherent in using Adjusted EBITDA as a measure of overall profitability because it excludes significant expense items. An improving trend in Adjusted EBITDA may not be indicative of an improvement in the Company’s profitability. To compensate for the limitations in utilizing Adjusted EBITDA as an operating measure, management also uses U.S. GAAP measures of performance, including operating income (loss) and net income (loss), to evaluate performance, but only with respect to the Company as a whole and not on a segment basis.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As required under Item 10(e) of Regulation S-K of the Exchange Act, included below is a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income (loss), which is the nearest comparable U.S. GAAP financial measure (in thousands) on a consolidated basis for the three and six months ended June 30, 2016 and 2015, and on a reportable segment basis for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA	$(33,224)	$20,346	$(65,266)	$52,134
Interest expense, net	(121,934)	(23,864)	(147,401)	(29,052)
Income tax benefit (expense)	11,252	34,356	105,399	39,249
Depreciation and amortization	(54,283)	(81,516)	(113,236)	(118,954)
Other income (expense), net	2,003	1,737	5,325	1,571
Gain (loss) on disposal of assets	(1,712)	(225)	(4,914)	506
Impairment expense	(48,712)	—	(430,406)	—
Severance, facility closures and other	(12,761)	(1,778)	(23,069)	(1,785)
Share-based compensation expense acceleration	—	—	(7,792)	—
Acquisition-related costs	(3,379)	(6,883)	(7,068)	(32,159)
Customer settlement/bad debt write-off	433	(4,472)	(1,035)	(4,472)
Inventory write-down	(11,780)	(2,822)	(13,047)	(2,822)
Incremental insurance reserve	(548)	—	(548)	—
Debt restructuring costs	(15,451)	—	(15,451)	—
Legal settlement	(1,020)	—	(1,020)	—
Net loss	$(291,116)	$(65,121)	$(719,529)	$(95,784)

	Three Months Ended June 30, 2016
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$(16,908)	$5,034	$(21,350)	$(33,224)
Interest expense, net	(110)	85	(121,909)	(121,934)
Income tax benefit (expense)	—	—	11,252	11,252
Depreciation and amortization	(33,228)	(17,350)	(3,705)	(54,283)
Other income (expense), net	420	225	1,358	2,003
Gain (loss) on disposal of assets	90	1,320	(3,122)	(1,712)
Impairment expense	(38,996)	—	(9,716)	(48,712)
Severance, facility closures and other	791	(155)	(13,397)	(12,761)
Acquisition-related costs	—	—	(3,379)	(3,379)
Customer settlement/bad debt write-off	(250)	683	—	433
Inventory write-down	(5,378)	—	(6,402)	(11,780)
Incremental insurance reserve	—	—	(548)	(548)
Debt restructuring costs	—	—	(15,451)	(15,451)
Legal settlement	—	—	(1,020)	(1,020)
Net loss	$(93,569)	$(10,158)	$(187,389)	$(291,116)

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2016
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$(26,111)	$9,994	$(49,149)	$(65,266)
Interest expense, net	(111)	138	(147,428)	(147,401)
Income tax benefit (expense)	—	—	105,399	105,399
Depreciation and amortization	(67,799)	(35,665)	(9,772)	(113,236)
Other income (expense), net	424	2,701	2,200	5,325
Gain (loss) on disposal of assets	111	3,115	(8,140)	(4,914)
Impairment expense	(86,554)	(314,774)	(29,078)	(430,406)
Severance, facility closures and other	(749)	(3,072)	(19,248)	(23,069)
Share-based compensation expense acceleration	—	—	(7,792)	(7,792)
Acquisition-related costs	—	—	(7,068)	(7,068)
Customer settlement/bad debt write-off	(375)	(660)	—	(1,035)
Inventory write-down	(6,284)	—	(6,763)	(13,047)
Incremental insurance reserve	—	—	(548)	(548)
Debt restructuring costs	—	—	(15,451)	(15,451)
Legal settlement	—	—	(1,020)	(1,020)
Net loss	$(187,448)	$(338,223)	$(193,858)	$(719,529)

	Three Months Ended June 30, 2015
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$24,474	$22,162	$(26,290)	$20,346
Interest expense, net	(11)	—	(23,853)	(23,864)
Income tax benefit (expense)	—	—	34,356	34,356
Depreciation and amortization	(51,126)	(26,186)	(4,204)	(81,516)
Other income (expense), net	69	93	1,575	1,737
Gain (loss) on disposal of assets	(172)	—	(53)	(225)
Acquisition-related costs	—	—	(6,883)	(6,883)
Severance, facility closures and other	(605)	(1,007)	(166)	(1,778)
Customer settlement/bad debt write-off	(4,472)	—	—	(4,472)
Inventory write-down	—	—	(2,822)	(2,822)
Net income (loss)	$(31,843)	$(4,938)	$(28,340)	$(65,121)

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2015
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$74,261	$26,436	$(48,563)	$52,134
Interest expense, net	(21)	—	(29,031)	(29,052)
Income tax benefit (expense)	—	—	39,249	39,249
Depreciation and amortization	(84,064)	(28,423)	(6,467)	(118,954)
Other income (expense), net	248	75	1,248	1,571
Gain (loss) on disposal of assets	608	—	(102)	506
Acquisition-related costs	—	—	(32,159)	(32,159)
Severance, facility closures and other	(612)	(1,007)	(166)	(1,785)
Customer settlement/bad debt write-off	(4,472)	—	—	(4,472)
Inventory write-down	—	—	(2,822)	(2,822)
Net income (loss)	$(14,052)	$(2,919)	$(78,813)	$(95,784)

Note 7 - Mergers and Acquisitions
Merger between Legacy C&J and the C&P Business of Nabors
On March 24, 2015, Legacy C&J and Nabors completed the combination of Legacy C&J with the C&P Business. The resulting combined company, which was renamed C&J Energy Services Ltd., is now one of the largest completion and production services providers in North America led by the former management team of Legacy C&J. At the closing of the combination, Nabors received total consideration of $1.4 billion, subject to working capital adjustments, in the form of $688.1 million in cash, $5.5 million in cash to reimburse Nabors for operating assets acquired prior to March 24, 2015, and $714.8 million in C&J common shares. The C&J common share value was based upon Legacy C&J’s closing stock price on March 23, 2015 and consisted of approximately 62.5 million C&J common shares issued to Nabors and approximately 0.4 million designated C&J common shares attributable to replacement restricted share and share option awards issued to certain employees of the C&P Business for the pre-acquisition-related employee service period. Upon the closing of the combination, Nabors owned approximately 53% of the outstanding and issued common shares of C&J, with the remainder held by former Legacy C&J shareholders. As of June 30, 2016, Nabors owns approximately 52% of C&J outstanding common shares.

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
C&J financed the cash portion of the Merger and repaid previously outstanding revolver debt with borrowings drawn under the Original Credit Agreement which provided for senior secured credit facilities in an aggregate principal amount of $1.66 billion. See Note 2 – Debt and Capital Lease Obligations for further discussion on the Company’s Original Credit Agreement.
The purchase price was allocated to the net assets acquired based upon their estimated fair values, as shown below (in thousands). The estimated fair values of certain assets and liabilities, including accounts receivable, inventory, property plant and equipment, other intangible assets, taxes (including uncertain tax positions), and contingencies required significant judgments and estimates.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Six Months Ended June 30, 2015
Revenues	$1,277,741
Net income (loss)	$(129,444)
Net income (loss) per common share:
Basic	$(1.10)
Diluted	$(1.10)

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
During the second quarter of 2016, C&J and the sellers agreed to a working capital adjustment of $0.5 million in favor of C&J, which was accounted for as a reduction to the purchase price of ESP Completion Technologies LLC. The adjusted purchase price of $33.5 million was allocated to the net assets acquired based upon their estimated fair values, as follows (in thousands):

Current assets	$5,822
Property, plant and equipment	2,529
Goodwill	24,219
Other intangible assets	5,173
Total assets acquired	37,743
Current liabilities	(1,927)
Deferred income taxes	(2,067)
Other liabilities	(276)
Total liabilities assumed	(4,270)
Net assets acquired	$33,473

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

If Artificial Lift Provider is able to achieve certain levels of EBITDA over a three-year period, the Company will be obligated to make future tiered payments of up to $29.5 million. This could result in a maximum total purchase price of $49.1 million. The potential payment is considered contingent consideration. At the acquisition date, the fair value of this earn-out was determined using a Monte Carlo simulation discounted cash flow model over many simulated possible future outcomes which yielded a value of $14.4 million. The earn-out will be remeasured on a fair value basis each quarter until the contingent consideration is paid or expires. At June 30, 2016, the current portion of the earn-out was estimated to have zero value, and the long-term portion was valued at $4.7 million and is included in other long-term liabilities in the Company's Consolidated Balance Sheet.

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Supplemental Cash Flow Disclosures
Listed below are supplemental cash flow disclosures for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest	$16,927	$24,509
Income taxes paid (refunded)	$(14,642)	$2,159
Non-cash investing and financing activity:
Change in accrued capital expenditures	$(666)	$(32,354)
Non-cash consideration for business acquisition	$—	$735,125

C&J ENERGY SERVICES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•
the potential impact of the Chapter 11 Proceeding (as described under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Chapter 11 Proceeding and Restructuring Support Agreement” in Part I, Item 2 of this Quarterly Report), on the Company’s operations, management, customers, suppliers, employees and other third-party stakeholders;

•	our ability to develop, confirm and consummate a plan under Chapter 11 or an alternative restructuring transaction and emerge from the Chapter 11 Proceeding as a going concern;

•	our business strategy;

•	our financial strategy;

•	our financial position, including operating cash flows, the availability of capital and our liquidity;

•	our ability to continue as a going concern;

•	our future revenue, income and overall financial and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services;

•	future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures;

•	our ability to execute our long-term growth strategy, including expansion into new geographic regions and business lines;

•	our plan to continue to focus on international growth opportunities, and our ability to successfully execute and capitalize on such opportunities;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements; and

•	the timing and success of future acquisitions and other strategic initiatives and special projects.
Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks associated with the following:

•
risks and uncertainties associated with the Chapter 11 Proceeding, including our ability to develop, confirm and consummate the Restructuring Plan or an alternative plan under Chapter 11 or alternative restructuring transaction, including a sale of all or substantially all of our assets, which may be necessary to continue as a going concern (as described under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Chapter 11 Proceeding and Restructuring Support Agreement” in Part I, Item 2 of this Quarterly Report);

•	ability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 Proceeding;

•
our ability to obtain the approval of the with respect to motions or other requests made to the Bankruptcy Court in our Chapter 11 Proceeding, including maintaining strategic control as debtors-in-possession ;

•	our ability to obtain sufficient financing to allow us to emerge from the Chapter 11 Proceeding and execute our business plan post-emergence;

•
failure to satisfy our short- or long-term liquidity needs, including our inability to generate sufficient cash flow from operations or to obtain adequate financing to fund our capital expenditures and meet working capital needs;

•	the effects of the Chapter 11 Proceeding on the Company and on the interests of our various constituents, including holders of our common shares;

•	Bankruptcy Court rulings in the Chapter 11 Proceeding as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Proceeding in general;

•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Proceeding;

•	risks associated with third party motions in the Chapter 11 Proceeding, which may interfere with our ability to confirm and consummate a plan of reorganization;

•	the potential adverse effects of the Chapter 11 Proceeding on our liquidity and results of operations;

•	increased advisory costs to execute a reorganization;

•	the impact of the New York Stock Exchange's delisting of our common shares on the liquidity and market price of our common shares and on our ability to access the public capital markets;

•	a decline in demand for our services, including due to declining commodity prices, overcapacity and other competitive factors affecting our industry;

•	the cyclical nature and volatility of the oil and gas industry, which impacts the level of exploration, production and development activity and spending patterns by the oil and gas industry;

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
For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “Risk Factors” in Part I,

Item A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016; and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

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
This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” in Part I of this Quarterly Report and “Risk Factors” in Part II, Item 1A of this Quarterly Report,.
Introductory Note and Corporate Overview

C&J Energy Services Ltd. is a Bermuda exempt company. With our principal operating headquarters in Houston, Texas, we are one of the largest, integrated providers of completion and production services in North America, providing a full range of well construction, well completions, well support and other complementary oilfield services to oil and gas exploration and production companies primarily in North America. We were listed on the New York Stock Exchange (“NYSE”) under the symbol “CJES” prior to the suspension of trading of our common shares on July 20, 2016, in connection with the commencement of the Chapter 11 Proceeding on July 20, 2016, as defined and discussed below under “Recent Developments - Chapter 11 Proceeding and Restructuring Support Agreement” in this Part I, Item 2 of this Quarterly Report. Our common shares resumed trading on the OTC Markets Group Inc.’s OTC Pink under the symbol “CJESQ” on July 21, 2016.

Effective as of March 24, 2015, we completed the combination of C&J Energy Services, Inc. (“Legacy C&J”) with the completion and production services business (the “C&P Business”) of Nabors Industries Ltd. (“Nabors”) pursuant to that certain Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of June 25, 2014, by and among Legacy C&J, Nabors, Nabors Red Lion Limited (subsequently renamed C&J Energy Services Ltd., “New C&J”), Nabors CJ Merger Co. and CJ Holding Co. Under the terms of the Merger Agreement, Nabors separated the C&P Business from the rest of its operations and consolidated this business under New C&J. A Delaware subsidiary of New C&J then merged with and into Legacy C&J, with Legacy C&J continuing as the surviving corporation and a direct wholly owned subsidiary of New C&J (such transactions referred to collectively as the “Merger”). Effective upon closing of the Merger (the “Effective Time”), shares of common stock of Legacy C&J were converted into common shares of New C&J on a 1-for-1 basis, New C&J was renamed “C&J Energy Services Ltd.” and its common shares began trading on the NYSE under the ticker “CJES,” which was previously used by Legacy C&J following completion of our initial public offering in 2011. After giving effect to the Merger, Nabors owned approximately 53% of our outstanding common shares, with Legacy C&J shareholders owning the remaining 47% of our outstanding common shares. As of June 30, 2016, Nabors owns approximately 52% of our outstanding common shares. We are led primarily by the individuals who served as Legacy C&J’s executive officers prior to the Merger.
Pursuant to Rule 12g-3(a) under the Exchange Act, following the closing of the Merger, New C&J is the successor issuer to Legacy C&J and is deemed to succeed to Legacy C&J’s reporting history under the Exchange Act. Because Legacy C&J was considered the accounting acquirer in the Merger under accounting principles generally accepted in the United States of America (“U.S. GAAP”), Legacy C&J is also considered the accounting predecessor of C&J Energy Services Ltd.
Our results for the six months ended June 30, 2016 include the financial and operating results of both Legacy C&J and the C&P Business for the entire period. Results for the six months ended June 30, 2015 include the financial and operating results of Legacy C&J for the entire period and the C&P Business for the period from the Effective Time through June 30, 2015. Accordingly, comparisons of our results for the current period to the comparable prior year period may not be meaningful. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “our,” “the Company,” “C&J,” or like terms refer to Legacy C&J and its subsidiaries when referring to time periods prior to the Effective Time and refer to New C&J and its subsidiaries (which include Legacy C&J and its subsidiaries) when referring to time periods subsequent to the Effective Time of the Merger.
Business Overview
We are one of the largest, integrated providers of completion and production services in North America. We provide a full range of well construction, well completions, well support and other complementary oilfield services to oil and gas exploration and production companies primarily in North America. Our core service lines, which are involved in the entire life cycle of the well, include cementing, hydraulic fracturing, cased-hole wireline, coiled tubing, rig services, fluids management services and other special well site services. We operate in all of the major oil and gas producing regions of the continental United States and Western Canada. For the last few years we have been working to establish an operational presence in key countries in the Middle East, and we currently have a facility in Dubai and in Saudi Arabia.
Demand for our services is primarily driven by, and therefore our operating and financial performance is heavily influenced by drilling, completion and production activity of our customers in the upstream exploration and production ("E&P") business of the oil and gas industry, which in turn is significantly impacted by oil and gas prices. In late 2014, oil prices began a substantial and rapid decline, and the severe weakness and volatility continued throughout 2015. As we entered 2016, we experienced a sharp drop in activity across our customer base as operators reacted to further declines in oil prices and the deteriorating rig count. The significant volatility and weakness in commodity prices has continued to date and oil prices have remained significantly lower than the industry has experienced in recent years. With the continued market instability, many of our customers have stopped drilling and/or completing wells, while others have been forced to file for bankruptcy protection or stop operations altogether.
In response to this severe, prolonged downturn, over the course of 2015 and through the first half of 2016, we have implemented various operational rightsizing measures, coupled with substantial cost-cutting efforts further described below, in an attempt to mitigate the liquidity strain brought on by significantly reduced utilization and pricing for our services. In spite of our efforts, however, and due to the extremely depressed market conditions that materially and negatively impacted our results for the first quarter of 2016, we were unable to satisfy one of the financial covenants under our Credit Agreement required to be tested as of March 31, 2016. Accordingly, and as a result of our substantial debt burden, throughout the second quarter and into the third quarter, we worked with our financial and legal advisors to analyze a variety of solutions to reduce our overall financial leverage, while maintaining a primary focus on preserving liquidity. As part of this process, we engaged in discussions with certain of our lenders and other stakeholders to develop and implement a comprehensive plan to restructure our balance sheet, which ultimately led to the commencement of the Chapter 11 Proceeding, as defined and further discussed below under “Recent Developments - Chapter 11 Proceeding and Restructuring Support Agreement” in this Part I, Item 2 of this Quarterly Report.
Our business and financial and operational performance also reflects the impact of our long-term growth strategy, further discussed below, which we aggressively implemented over the last few years and through mid-2015. Our long-term growth strategy focused on strengthening, expanding and diversifying our business through: (1) the growth of our assets, customer base and geographic reach, both domestically and internationally, for our core service lines and (2) strategic initiatives advancing service line diversification, vertical integration and technological advancement. Notwithstanding the forgoing, during the first quarter of 2016, we began evaluating opportunities to monetize some of our vertically integrated businesses in order to enhance our liquidity position and reduce our overall cost structure. On June 29, 2016, we sold the majority of the assets comprising our specialty chemicals supply business, which we developed in-house in 2013, for approximately $9.3 million. We are continuing to evaluate opportunities to divest select non-core assets and businesses in line with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core services lines. However, there can be no assurance any such potential transactions will prove successful, or that we will be able to sell these assets or business lines on satisfactory terms, if at all.
From our initial public offering in July 2011 through the closing of the Merger in the May 2015, we have rapidly grown our core business through the expansion of our assets, customer base and geographic reach, both domestically and internationally, and most notably through the Merger. The combination of Legacy C&J with the C&P Business greatly expanded our scale, service offerings and geographic reach, increasing capacity for our existing services offerings and providing diversification through the additional services offerings of the C&P Business with a stronger presence in all major domestic basins. However, with the Merger closing during the early part of the prevailing market downturn, we have not been able to capitalize on many of the opportunities that we believe the diversified service offering and increased scale, customer base and geographic footprint of our combined company can provide in healthy market conditions. Moreover, in response to difficult market conditions and also as part of our integration strategy, late in the first quarter of 2015, we began to rightsize the Company by stacking idle equipment, reducing headcount and consolidating facilities. Since that time, we have continued to tightly manage the business with a focus on aligning our operations to the rapidly deteriorating operating environment, primarily by stacking additional equipment, closing unprofitable facilities, further reducing headcount, and implementing stringent cost control measures to lower our operational cost structure, including reductions in compensation and benefits across the organization.
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
Additionally, we have taken a multi-faceted, integrated approach to developing our directional drilling capabilities. In April 2013, we acquired a provider of directional drilling technology and related downhole tools, and during the first half of 2014, we began manufacturing premium drilling motors in-house and offering our directional drilling services line to customers as a new service offering. However, due to the substantial decline in the rig count and the competitive landscape for directional drilling services in the current market environment, we recently changed our business model and began providing our USBS directional drilling motor as a rental to other directional drilling providers. This change in business strategy has enabled our proprietary technology to gain additional exposure to numerous E&P companies, which has resulted in increased credibility, higher utilization and enhanced profitability. As market conditions improve, we will continue to evaluate our directional drilling business strategy in order to maximize the benefits of this technology because we continue to believe our proprietary USBS directional drilling motor has the potential to deliver significant value to our organization, and to many of our customers, over the long-term.

Over the last several years we have also significantly invested in our research and technology capabilities, including the development of a state-of-the-art research and technology center with a team of engineers and support staff focused on developing innovative, fit-for-purpose solutions designed to enhance our core service offerings, increase completion efficiencies, provide cost savings to our operations and add value for our customers. We believe that one of the strategic benefits of this division is the ability to develop and implement new technologies and respond to changes in customer requirements and industry demand. Several of our research and technology initiatives are generating monthly cost savings for our completion services operations, which is central to our overall strategy of proactively managing our costs to maximize returns. Additionally, several of these investments are delivering value-added products and services that, in addition to producing revenue, are generating demand from key customers. We believe these capabilities can provide a competitive advantage as customers look for innovative means for extracting oil and gas in the most economical and efficient way possible. That said, as with our other service lines and divisions, over the last year we have been forced to implement meaningful cost reductions that significantly scaled back the size and resources of this division.

Recent Developments & Other Matters

Chapter 11 Proceeding and Restructuring Support Agreement

In May 2016, we announced that we were not in compliance with the Minimum Cumulative Consolidated EBITDA Covenant required to be tested as of March 31, 2016 ("Covenant Default") under the Credit Agreement governing our Credit Facilities, which is considered an event of default with respect to the Credit Agreement (Please see “Liquidity and Capital Resources - Description of Our Credit Agreement” in this Part I, Item 2 of this Quarterly Report for a description of the Credit Agreement, including the Minimum Cumulative Consolidated EBITDA Covenant and Credit Facilities). We also announced that we would be negotiating with our lenders to resolve this matter, and that we had initiated a process to explore strategic alternatives to strengthen our balance sheet and maximize the value of the Company.

On May 10, 2016, we obtained a temporary limited waiver agreement from certain of the lenders under the Credit Agreement in respect of the Covenant Default, effective from March 31, 2016 through May 31, 2016, wherein such lenders agreed not to consider the Covenant Default an event of default through May 31, 2016.  On May 31, 2016, we obtained a forbearance agreement from certain of the lenders pursuant to which, among other things, such lenders agreed not to pursue default remedies against the Company with respect to the Covenant Default or certain subsequent specified payment defaults. On June 30, 2016, this forbearance was extended through July 17, 2016 pursuant to a second forbearance agreement, and prior to such termination this forbearance period was once again extended through July 20, 2016.

At the conclusion of the forbearance period, on July 20, 2016 ("Petition Date"), C&J Energy Services Ltd. and certain of its subsidiaries (the "Debtors") filed voluntary petitions for reorganization seeking relief under the provisions of Chapter 11 ("Chapter 11") of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). The Debtors' Chapter 11 cases are being administered under the caption "In re: CJ Holding Co., et al., Case No. 16-33590" (collectively, the "Chapter 11 Proceeding"). Additionally, the Company also commenced ancillary proceedings in Canada on behalf of the Canadian Entities and a provisional liquidation proceeding in Bermuda on behalf of the Bermudian Entities. Throughout the Chapter 11 Proceeding, the Debtors will continue operations and management of their assets and the Company's business in the ordinary course as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Prior to commencing the Chapter 11 Proceeding, on July 8, 2016, the Debtors entered into a Restructuring Support and Lock-Up Agreement (together with all exhibits thereto, the “Restructuring Support Agreement”), with certain lenders (the “Supporting Lenders”) under the Credit Agreement. The Restructuring Support Agreement contemplates the implementation of a restructuring of the Company through a debt-to-equity conversion and equity rights offering, to be effectuated through a plan of reorganization (the “Restructuring Plan”), which will be subject to Bankruptcy Court approval as part of the Chapter 11 Proceeding. The Restructuring Support Agreement provides, among other things, as follows:

•
Rights Offering:  Certain of the Supporting Lenders (the "Backstop Parties") have agreed to provide an equity rights offering for an investment in the Company in an amount of up to $200 million as part of the approved Restructuring Plan (the “Rights Offering”). In accordance with the terms of the Restructuring Support Agreement, the Rights Offering shall be consummated on the effective date of the Restructuring Plan (the “Effective Date”) pursuant to a Backstop Commitment Agreement, which will also provide for a commitment premium of 5% of the $200 million committed amount payable in new common equity of the reorganized company ("New Equity") to the Backstop Parties (the “Backstop Fee”).

•
DIP Facility: Certain of the Supporting Lenders (the “DIP Lenders”) have agreed to provide a superpriority secured delayed draw term loan debtor-in-possession financing facility in an aggregate principal amount of up to $100 million (the “DIP Facility”). As further discussed below, on July 25, 2016, the Bankruptcy Court entered an order approving the Debtors’ entry into the DIP Facility on an interim basis, pending a final hearing to be held on August 22, 2016. On July 29, 2016, we entered into a superpriority secured debtor-in-possession credit agreement, among the Debtors, the DIP Lenders and Cortland Capital Market Services LLC, as Administrative Agent (the “DIP Credit Agreement”), which sets forth the terms and conditions of the DIP Facility.

•
Exit Facility:  Subject to the conditions set forth in the Restructuring Support Agreement, the Company or the reorganized Company, as applicable, may raise at least $100 million through a senior secured revolving asset-based lending credit facility to be arranged and provided by one or more commercial lending institutions.

•
New Warrants:  Under the Restructuring Plan contemplated by the Restructuring Support Agreement, on the Effective Date, the Company will issue 7-year warrants convertible into up to 6% of the New Equity at a strike price of $1.55 billion (the “New Warrants”) to holders of C&J common equity, provided that such class of holders votes to accept the Restructuring Plan.

•
Distributions:  The Supporting Lenders shall receive all of the New Equity, subject to dilution on account of the Management Incentive Plan (as defined below), the Rights Offering, the Backstop Fee and the New Warrants, along with all of the subscription rights under the Rights Offering. Distributions to holders of unsecured claims remain subject to negotiation, though mineral contractor claimants will be paid in full in the ordinary course of business.

•
Management Incentive Plan: 10% of the New Equity in the reorganized Company will be reserved for a management incentive program to be issued to management of the reorganized Company after the Effective Date at the discretion of the board of directors of the reorganized Company (the “Management Incentive Plan”).

•	Governance: The board of directors of the reorganized company shall be appointed by the Lenders and shall include the reorganized Company’s Chief Executive Officer.

•
Releases: The Restructuring Support Agreement term sheet provides for certain releases relating to the Company, the Supporting Lenders, including the Backstop Parties and DIP Lenders, and holders of claims and interests, which will be included in the Restructuring Plan and will take effect upon the Effective Date. Further, all indemnification provisions for current and former directors, officers, managers, employees, attorneys, accountants, investments bankers, and other professionals of the Company, as applicable, will remain in place after the restructuring.

Pursuant to the Restructuring Support Agreement, the Supporting Lenders have agreed to, among other things: (a) use good faith efforts to implement the restructuring; (b) vote all claims and interests held in favor of the Restructuring Plan; (c) with respect to the Backstop Parties, backstop the Rights Offering; (d) support and not object or opt out of the release provisions under the Restructuring Plan so long as such release provisions are consistent with the Restructuring Support

Agreement term sheet; and (e) not exercise any right or remedy under the Credit Agreement against an affiliate of the Company that did not file for Chapter 11, subject to certain conditions.

The Restructuring Support Agreement contains certain Restructuring Plan-related milestones (the “Milestones”), including deadlines: (a) to file the Restructuring Plan and related disclosure statement; (b) for entry of interim and final DIP orders; (c) for entry of the disclosure statement order; (d) for entry of the confirmation order; and (e) for the Effective Date to occur.

On July 21, 2016, the Bankruptcy Court issued certain interim and final orders with respect to the Debtors’ first-day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course. The first-day motions sought authorization for, among other things, the payment of certain pre-petition employee expenses and benefits, the use of the Debtors’ existing cash management system, the payment of certain pre-petition amounts to certain critical vendors, the ability to pay certain pre-petition taxes and regulatory fees, the payment of certain pre-petition claims owed on account of insurance policies and programs, and entry into the DIP Facility on an interim basis. With respect to those first-day motions for which only interim approval has been granted, including the motion seeking approval of the DIP Facility, the Bankruptcy Court has scheduled final hearings on such motions for August 22, 2016.

Subject to certain exceptions under the Bankruptcy Code, the filing of the Chapter 11 Proceeding automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are stayed unless and until the Bankruptcy Court lifts the automatic stay.

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions, including Lender approval in accordance with the Restructuring Support Agreement.

Under Chapter 11, the Restructuring Plan will determine the rights and satisfaction of claims and interests of various creditors and security holders and will be subject to the ultimate outcome of negotiations and the Bankruptcy Court’s decisions through the date on which the Restructuring Plan is confirmed. The Debtors currently expect that any proposed Chapter 11 plan, among other things, would provide mechanisms for settlement of the Debtors’ pre-petition obligations, changes to certain operational cost drivers, treatment of the Company’s existing equity holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to the reorganized Company. Any proposed Chapter 11 plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors, including the Supporting Lenders under the Credit Agreement and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for the Restructuring Plan or any other Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors’ creditors.

Under the priority rankings established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a Chapter 11 plan. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of the Restructuring Plan. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. The Restructuring Plan could result in holders of certain liabilities and/or securities, including the common shares, receiving no distribution on account of their interests. Because of such possibilities, there is significant uncertainty regarding the value of the Company's liabilities and securities, including its common shares. At this time, there is no assurance the Company will be able to restructure as a going concern or successfully propose or implement the Restructuring Plan.

For additional discussion of the known, material risks associated with the Chapter 11 Proceeding and the Company's ability to restructure as a going concern, please see “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “Liquidity and Capital Resources” in this Part I, Item 2 of this Quarterly Report.

Going Concern Uncertainty

As discussed above, the extremely depressed market conditions that significantly and negatively impacted our results for the first quarter of 2016 resulted in Covenant Default under our Credit Agreement, which ultimately led to the commencement of the Chapter 11 Proceeding. This ongoing industry downturn also negatively impacted our operational and financial performance for the second quarter of 2016. Both the severe, prolonged downturn and Chapter 11 Proceeding raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, improvements in market conditions and our ability to improve profitability, our ability to meet certain conditions of the Restructuring Support Agreement and obtain confirmation of the Restructuring Plan or another Chapter 11 plan by the Bankruptcy Court, and our ability to successfully implement the Restructuring Plan or another Chapter 11 plan.

Changes in Management

On June 13, 2016 (the “Separation Date”), each of Chief Executive Officer, President and Chief Financial Officer, Randy McMullen, and Executive Vice President, General Counsel and Chief Risk Officer, Ted Moore, departed from the Company effective immediately. Mr. McMullen also resigned as a member of the Company’s Board of Directors (the “Board”) effective upon his departure.

On June 13, 2016, the Board appointed Don Gawick as President and Chief Executive Officer, succeeding Mr. McMullen in those positions effective immediately. Mr. Gawick also continues performing his existing duties as the Company’s Chief Operating Officer, a position he has held since 2012. On June 15, 2016, the Board appointed Mr. Mark Cashiola to serve as Chief Financial Officer and Ms. Danielle Hunter to serve as Executive Vice President, General Counsel and Chief Risk & Compliance Officer. In connection with Mr. Gawick’s appointment, effective as of June 14, 2016, the Company and Mr. Gawick entered into an amendment to his existing employment agreement dated September 26, 2014; and in connection with the appointments of Mr. Cashiola and Ms. Hunter, the Company entered into new employment agreements with each such executive officer, effective as of June 15, 2016.

Additionally, in connection with Mr. Gawick’s appointment to President and Chief Executive Officer, the Board agreed to appoint Mr. Gawick as a director effective immediately upon the earlier of July 15, 2016 and the Company reaching an agreement with its lenders. Accordingly, effective upon the execution of the Restructuring Support Agreement on July 8, 2016, Mr. Gawick joined the Board as a Class I director in the position vacated by Mr. McMullen.

Mr. Gawick is a 37-year veteran of the oilfield services industry and has held numerous senior management positions over the course of his career. Prior to joining C&J, from 2010 to 2012, he served as President and Chief Executive Office of Casedhole Solutions, Inc., a premier wireline services company that C&J acquired in 2012. Mr. Gawick started his oilfield career in 1979 with Schlumberger and between 1979 and 2010 he held numerous senior management positions, including oversight of all of Schlumberger’s oilfield business segments, focusing on operations, marketing, sales and business development, new technology development, service delivery, and health-safety-environmental management, with assignments throughout the United States, as well as in Canada, Europe, the Far East and Latin America. Mr. Gawick graduated from the University of Manitoba in 1979 with a B.S. in Electrical Engineering.

Mr. Cashiola joined C&J in January 2011 as the Company’s Controller (Chief Accounting Officer) and was promoted to Vice President – Chief Accounting Officer and Controller in 2012. He has over 18 years of finance, accounting and SEC reporting experience, the majority of which has been spent in the energy industry. Prior to joining C&J, Mr. Cashiola was Senior Controller for Precision Drilling Trust beginning in late 2008 through 2010, and Assistant Controller for Grey Wolf, Inc., prior to its acquisition by Precision, from 2005 through late 2008. Mr. Cashiola began his career in public practice working for Arthur Andersen, L.L.P. and KPMG, L.L.P. for a combined six years. He received a B.B.A. in Accounting from Texas A&M University and is a Certified Public Accountant in the State of Texas.

Ms. Hunter joined C&J in June 2011 and has served as the Company’s Vice President – Corporate & Compliance and Associate General Counsel. Prior to joining C&J, Ms. Hunter practiced corporate law at Vinson & Elkins L.L.P. from 2007 through 2011, representing public and private companies and investment banking firms in numerous capital markets offerings and mergers and acquisitions, primarily in the oil and gas industry. She also counseled clients with respect to corporate governance, compliance and disclosure, and general corporate matters. Ms. Hunter served as a judicial law clerk to the Honorable Judge Tucker Melancon, United States District Court – Western District of Louisiana, from 2006 to 2007. Ms. Hunter graduated magna cum laude and order of the coif with a J.D. from Tulane Law School.

Reportable Segments
We operate our business in the following three reportable segments:

•Completion Services, which includes the hydraulic fracturing services, cased-hole wireline services, coiled tubing services and other well stimulation services of both Legacy C&J and the C&P Business.
•Well Support Services, which includes the services lines acquired with the C&P Business, specifically including rig services, fluid management services and other special well site services.
•Other Services, which include Legacy C&J’s smaller service lines and divisions, including equipment manufacturing and repair, research and technology, and Middle East operations, as well as the C&P Business’ cementing services. We manage several of our vertically integrated businesses through our research and technology division, including our directional drilling services and products, our data acquisition and control instruments provider and our acquired artificial lift applications provider. Costs associated with general corporate activities and intersegment eliminations are also included in this Other Services segment.
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

Our Completion Services segment consists of approximately 1.0 million marketable hydraulic horsepower, 130 marketable wireline trucks (plus associated pressure pumping horsepower for pump down services) and 47 marketable coiled tubing units, having significantly increased our asset base as a result of the Merger.  However, not all of these assets are utilized fully or at all at any given time, due to, among other things, scheduled maintenance and downtime.  Additionally, in response to the continued deterioration in market conditions over the course of 2015 and through the first half of 2016, we implemented various operational rightsizing measures, coupled with aggressive cost control measures, and aligned our assets with industry demand, which included stacking or idling unproductive equipment across our asset base within each service line.

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

Second quarter 2016 revenue from our Completion Services segment was $127.6 million, representing approximately 56.7% of our total revenue, with Adjusted EBITDA of $(16.9) million; compared to $162.5 million of revenue and $(9.2) million of Adjusted EBITDA in the first quarter of 2016, and $332.5 million of revenue and $24.5 million of Adjusted EBITDA in the second quarter of 2015.

Both revenue and Adjusted EBITDA from our Completion Services segment for the second quarter of 2016 were negatively impacted by lower overall utilization and pricing levels. As the challenging market conditions from the first quarter intensified, we experienced falling utilization due to job cancellations, delays and changes to completion job design along with continued pricing pressure across all of our service lines in this segment. As utilization continued to fall, we strategically stacked additional equipment, closed unprofitable facilities, reduced head count and aggressively cut costs in order to further lower our operational cost structure. Specifically in our hydraulic fracturing division, key customers in core basins continued to delay, cancel or redesign previously scheduled work, and several of our largest competitors continued to drive pricing below breakeven levels in order to grow market share. We continued to work with our customers in core operating basins to maintain market share and best position the Company for growth once the market begins to meaningfully recover. As utilization continued to fall and margins declined, we made the decision to stack additional frac equipment resulting in approximately 425,000 hydraulic horsepower actively deployed as we exited the second quarter. In both our coiled tubing and wireline divisions, we continued to experience decreases in utilization and aggressive price competition, which forced us to continue rightsizing those businesses by stacking more equipment, closing unprofitable facilities and further reducing head count in order to protect margin and limit reductions in profitability.

Moving into the third quarter, our Completion Services segment has continued to face significant challenges, despite the fact that overall activity levels have modestly increased primarily due to higher rig counts and increased drilled but uncompleted ("DUC") completion activity. In our hydraulic fracturing business, we have experienced slightly higher utilization due to improved activity levels in conjunction with additional stacking of available horsepower, but the environment continues to be highly competitive and margins remain pressured primarily due to irrational, unsustainable product pricing. There continues to be a lack of visibility with regard to near-term market conditions, but we believe that our continued cost cutting efforts will appropriately rightsize the business for the conditions expected in the third quarter. Additionally, in order for activity levels to result in meaningful improvement in our coiled tubing and wireline businesses, we will need higher rates of DUC well completion activity and/or more drilling rigs returning to the field to drill new wells that will eventually need our Completion services. As we manage our businesses through these challenging market conditions, our primary focus will continue to be to meet the needs of our customers in the most cost efficient way possible, which will best position the Company for future growth in connection with any market recovery.
Well Support Services

Our Well Support Services segment, which was acquired in the Merger as part of the C&P Business, consists of the following service lines: (1) rig services, including providing workover and well servicing rigs that are involved in routine repair and maintenance, completions, re-drilling and plug and abandonment operations; (2) fluid management services, including manufacturing, transportation, storage and disposal services for fluids used in the drilling, completion and workover of oil and gas wells; and (3) other special well site services. Our rig services line is the greatest driver of revenue for this segment.

Our Well Support Services segment consists of 499 workover rigs utilized by the rig services line and a fleet of 1,435 fluid services trucks, 5,227 frac tanks and 30 salt water disposal wells utilized by our fluid management services line. However, not all of these assets are utilized fully or at all at any given time, due to, among other things, scheduled maintenance and downtime.  Additionally, in response to the continued deterioration in market conditions over the course of the year, we implemented aggressive cost control measures and aligned our assets with industry demand, which included stacking or idling unproductive equipment across our asset base within each service line.

Management evaluates our Well Support Services segment operations’ performance and allocates resources primarily based on activity levels, specifically rig and trucking hours, as well as Adjusted EBITDA. The following table presents rig and trucking hours, along with Adjusted EBITDA, for our Well Support Services segment for the three months ended June 30, 2016 and March 31, 2016 (dollars in millions):

	Three Months Ended
	June 30, 2016	March 31, 2016

Revenue	$85.9	$95.5
Adjusted EBITDA	$5.0	$5.0
Total rigs	499	500
Total rig hours	95,549	105,120
Total trucks	1,435	1,452
Total truck hours	365,793	382,357
As with our Completion Services segment, results from our Well Support Services segment were negatively impacted by lower utilization and continued competitive pricing across all service lines and operational markets. We continued to experience unprecedented levels of customer slowdown due to persistently low oil prices that resulted in continued reductions of planned activity levels by many of our core customers in virtually every basin. The second quarter was also negatively impacted by an earlier and more pronounced spring breakup season in Canada. In response to continued weak activity levels, we supported utilization and defended market share through pricing concessions and repositioned equipment and resources to areas with better market conditions and greater customer demand. We also continued to exit select product lines in certain basins, close unprofitable facilities and further reduce head count in order to protect margins and limit reduction in profitability.

As we exited the second quarter, both activity levels and pricing began to flatten as customers gradually began spending more capital on workover and maintenance projects. Utilization levels have begun to stabilize, especially in certain core operating basins - such as the Bakken, Permian and Mid-Continent - with increased completions and maintenance activity.

We will continue with our strategy of aggressive cost control and focusing on markets and customers that generate positive Adjusted EBITDA. Our near-term strategy continues to focus on enhancing margins and profitability, properly managing capital spending levels and positioning the business to capitalize on opportunities as the market begins to meaningfully recover.
Other Services
The Other Services segment is comprised of Legacy C&J’s smaller service lines and divisions, including equipment manufacturing and repair, Middle East operations, and research and technology, as well as the C&P Business' cementing operations. Our specialty chemical sales business, which we sold on June 29, 2016, was also included in this segment through the date of divestiture. We manage several of our smaller businesses through our research and technology division, including our directional drilling services and products, our data acquisition and control instruments provider and our artificial lift applications provider. Also included in the Other Services segment are intersegment eliminations and costs associated with activities of a general corporate nature.
Second quarter 2016 revenue from our Other Services segment was $11.7 million representing approximately 5.2% of our total revenue, with Adjusted EBITDA of $(21.4) million; compared to $11.6 million of revenue with $(27.6) million of Adjusted EBITDA in the first quarter of 2016, and $25.6 million of revenue with Adjusted EBITDA of $(26.3) million in the second quarter of 2015.
Like our core services lines, the businesses comprising our Other Services Segment have been negatively impacted by the continued reduction in demand for our services driven by the weakness in commodity prices characterizing this severe, prolonged industry downturn. Due to the substantial decline in the rig count and the competitive landscape for directional drilling services in the current market environment, we recently changed our business model and began providing our USBS directional drilling motor as a rental to other directional drilling providers, rather than offering directional drilling services as a full service line. This change in business strategy has enabled our proprietary technology to gain additional exposure to numerous E&P companies, which has resulted in increased credibility, higher utilization and enhanced profitability. As market conditions improve, we will continue to evaluate our directional drilling business strategy in order to maximize the benefits of this technology because we continue to believe our proprietary USBS directional drilling motor has the potential to deliver significant value to our organization, and to many of our customers, over the long-term.
Through the second quarter, we continued to focus on rightsizing the businesses within our Other Services segment by scaling back or delaying certain planned initiatives and implementing additional rounds of cost reductions, including further reductions in head count and facilities and terminating certain non-essential initiatives. As previously mentioned,in June 2016, we divested our specialty chemical sales business, and we will continue evaluating opportunities to potentially monetize additional non-core business lines in order to enhance our liquidity position.

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
The Baker Hughes U.S. rig count data, which is publicly available on a weekly basis, is widely accepted and used as an indicator of overall E&P company capital spending and resulting oilfield activity levels. Historically, our utilization levels have been highly correlated to U.S. onshore spending by our E&P company customers as a group. Generally, as capital spending by E&P companies increases, drilling, completion and production activity also increases, resulting in increased demand for our services, and therefore more days or hours worked (as the case may be). Conversely, when drilling, completion and production activity levels decline due to lower spending by E&P companies, we generally provide fewer services, which results in fewer days or hours worked (as the case may be). Additionally, during periods of decreased spending by E&P companies, we may be required to discount our rates or provide other pricing concessions to remain competitive and support utilization, which negatively impacts our revenue and operating margins. During periods of pricing weakness for our services, we may not be able to reduce our costs accordingly, and our ability to achieve any cost reductions from our suppliers typically lags behind the decline in pricing for our services, which could further adversely affect our results. For additional information about factors impacting our business and results of operations, please see “Industry Trends and Outlook” in this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Industry Trends and Outlook
We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on available growth opportunities, we may not be able to achieve our business objectives, and consequently, our results of operations may be adversely affected. Please read the factors described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in Part I Financial Information and “Risk Factors” in Part II, Item 1A of this Quarterly Report for additional information about the known material risks that we face.
General Industry Trends
The oil and gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and gas, current and expected future prices for oil and gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by E&P companies to their drilling, completion and workover budgets. The oil and gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and elsewhere), levels of consumer demand, the availability of pipeline capacity, weather conditions, and other factors that are beyond our control. Severe declines and sustained weakness and volatility in commodity prices over the course of 2015 and the first half of 2016, and the consequent negative impact on the level of drilling, completion and production activity and capital expenditures by our customers, have adversely affected the demand for our services, and absent a significant rebound in commodity prices and corresponding increase in customer activity, are expected to adversely affect demand for our services in the future. This, in turn, negatively impacts our ability to maintain utilization of assets and negotiate pricing at levels generating sufficient margins, especially in our hydraulic fracturing business.
Demand for our services tends to be extremely volatile and cyclical, as it is a direct function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States and, to a lesser extent, in Western Canada. Our customers’ willingness to undertake such activities and expenditures depends largely upon prevailing industry conditions that are influenced by numerous factors which are beyond our control, including, among other things, current and expected future levels of oil and gas prices and the perceived stability and sustainability of those prices, which, in turn, is driven primarily by the supply of, and demand for, oil and gas. Oil and gas prices, and therefore the level of drilling, completion and workover activity by our customers, historically have been extremely volatile and are expected to continue to be highly volatile. For example, during 2015 and in 2016 to date, oil prices reached and remained at their lowest levels since 2009, declining to as low as $26 per barrel, and with highs at $61 per barrel early in 2015. Natural gas prices declined significantly in 2009 and have remained depressed relative to pre-2009 levels.

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

Our competitors include many large and small energy service companies, including some of the largest integrated energy services companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can, including by reducing prices for services. Our major competitors for our Completion Services include Halliburton, Schlumberger, Baker Hughes, CalFrac Well Services, Keane, Weatherford International, RPC, Inc., Pumpco, a subsidiary of Superior Energy Services, Frac Tech, and Basic Energy Services, as well as a significant number of regional businesses. Our major competitors for our Well Support Services include Key Energy Services, Basic Energy Services, Superior Energy Services, Precision, Forbes, Pioneer, as well as a significant number of regional businesses.

Generally, we believe that the principal competitive factors in the markets that we serve are price, technical expertise, equipment capacity, work force capability, safety record, reputation and experience. Although we believe our customers consider all of these factors, price is often the primary factor in determining which service provider is awarded work, particularly during times of weak commodity prices like we have experienced from late 2014 to date. As this downturn has continued, our customer base has demonstrated a more intense focus on receiving the lowest service cost pricing possible. Additionally, projects for certain of our core service lines are often awarded on a bid basis, which tends to further increase competition based primarily on price. Over the last several quarters, our utilization and pricing levels have been negatively impacted by predatory pricing from certain large competitors, who have elected to operate at negative margins. During healthier market conditions, we believe many of our customers elect to work with us based on the safety, performance and quality of our crews, equipment and services, although even then we must be competitive in our pricing. We seek to differentiate ourselves from our major competitors by our operating philosophy, which is focused on delivering the highest quality customer service and equipment, coupled with superior execution and operating efficiency. As part of this strategy, we target high volume, high efficiency customers with service intensive, 24-hour work, which is where we believe we can differentiate our services from our competitors.

Current Market Conditions and Outlook

The first half of 2016 has been, on many levels, one of the most difficult and challenging periods in C&J’s history. As we entered 2016, we experienced a severe slowdown in activity across our customer base as operators reacted to the further declines in oil prices and the continuing fall in rig count by delaying or canceling previously scheduled work, resulting in significantly decreased utilization levels across our services lines and operating areas. The significant, negative impact to our first quarter results resulted in the Covenant Default under our Credit Agreement, and ultimately led to the commencement of the Chapter 11 Proceeding discussed under “Recent Developments - Chapter 11 Proceeding and Restructuring Support Agreement” in this Part I, Item 2 of this Quarterly Report.

These challenging market conditions significantly and negatively impacted our operational and financial performance for the second quarter of 2016 as well. In our Completion Services segment, we have experienced declining utilization levels and intense pricing pressure from most of our competitors; in some markets caused by certain competitors taking advantage of the downturn to grow market share by working below breakeven pricing. We also continued to experience an unprecedented level of customer pullback in our Well Support Services segment as key customers in core basins canceled or delayed workover and well maintenance activity due to their cautious stance on volatile commodity prices. In response to these persistently difficult market conditions, we attempted to align our operations with current activity levels and rightsize the business, primarily by stacking additional equipment, closing unprofitable facilities, further reducing headcount, and implementing even more stringent cost control measures to lower our operational cost structure, including reductions in compensation and benefits across the organization.

Our second quarter 2016 results were also negatively impacted by a severe customer reaction to our May 2016 announcement of the Covenant Default and need to pursuit restructuring alternatives, and the impact compounded as this process has progressed. During the second quarter, we lost a number of jobs as a direct result of customer uncertainty as to our financial condition, although much of the concern subsided following commencement of the Chapter 11 Proceeding. We have focused on alleviating customer concern through continuous, transparent and multi-faceted communication, and have been successful in retaining certain core work and customer relationships in spite of significant headwinds.  We have undertaken the same outreach exercise with respect to our vendors in order to preserve critical relationships.
As we moved into the third quarter, market conditions have remained challenging, but in some of our core service lines, we believe that activity levels may be stabilizing as customers have increased capital spending. We are hopeful that higher activity levels combined with cost control and rightsizing measures that we implemented throughout the first half of 2016, will result in improved financial performance in the third quarter and beyond, but we continue to manage against an overall lack of visibility, a customer base that is highly reactive to the volatile commodity pricing environment and intensely focused on receiving the lowest service cost, and continued pricing pressure from aggressive competitors. With that said, we continue to focus on providing high quality oilfield services to all of our customers in the safest, most efficient manner possible, and our continued efforts in that regard have solidified our position as one of the top service providers in each of our core service lines. Additionally, we have maintained the integrity of our organization, including a solid asset base and experienced management team, which is essential to the future growth of our Company. We are cautiously optimistic that we will see a modest recovery in industry conditions over the latter part of 2016; however, we have limited visibility and are expecting industry conditions to remain challenging over the near term. Absent a significant recovery in commodity prices, we expect that activity and pricing levels will remain depressed, which could negatively impact our financial and operating results. The ultimate impact of the current industry downturn on our company will depend upon various factors, many of which remain beyond our control.
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

Results of Operations
The following is a comparison of our results of operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. Our results for the three and six months ended June 30, 2016 and for the three months ended June 30, 2015 include the financial and operating results of both Legacy C&J and the C&P Business for the entire period. Results for the six months ended June 30, 2015 include the financial and operating results of Legacy C&J for the entire period and the C&P Business for the period from the Effective Time of the Merger through June 30, 2015. Results for the period prior to March 24, 2015 reflect the financial and operating results of Legacy C&J exclusively, and do not include the financial and operating results of the C&P Business. Accordingly, comparisons of our results for the six months ended June 30, 2016 to the comparable prior year period may not be meaningful.
Results for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
The following table summarizes the change in our results of operations for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change
Completion Services:
Revenue	$127,587	$332,499	$(204,912)
Operating income (loss)	$(93,878)	$(31,902)	$(61,976)

Well Support Services:
Revenue	$85,853	$153,092	$(67,239)
Operating income (loss)	$(10,467)	$(5,031)	$(5,436)

Other Services:
Revenue	$11,728	$25,574	$(13,846)
Operating loss	$(78,092)	$(40,417)	$(37,675)

Combined:
Revenue	$225,168	$511,165	$(285,997)

Costs and expenses:
Direct costs	229,771	439,480	(209,709)
Selling, general and administrative expenses	71,341	62,989	8,352
Research and development	1,786	4,305	(2,519)
Depreciation and amortization	54,283	81,516	(27,233)
Impairment expense	48,712	—	48,712
(Gain) loss on disposal of assets	1,712	225	1,487
Operating loss	(182,437)	(77,350)	(105,087)
Other income (expense):
Interest expense, net	(121,934)	(23,864)	(98,070)
Other income (expense), net	2,003	1,737	266
Total other income (expense)	(119,931)	(22,127)	(97,804)
Loss before income taxes	(302,368)	(99,477)	(202,891)
Income tax benefit	(11,252)	(34,356)	23,104
Net loss	$(291,116)	$(65,121)	$(225,995)
Revenue
Revenue decreased $286.0 million, or 56.0%, to $225.2 million for the three months ended June 30, 2016, as compared to $511.2 million for the corresponding prior year period. The decrease in revenue was primarily due to (i) a decrease of $204.9 million in our Completion Services segment as a result of significantly lower utilization and pricing levels across our Completion Services segment caused by the extremely competitive market environment given the continued decline in U.S. onshore drilling and completion activity (ii) a decrease of $67.2 million in our Well Support Services segment as a result of unprecedented levels of customer slowdown during the first half of 2016 in areas that typically maintain stable levels of well support services activity and (iii) a decrease of $13.8 million in our Other Services segment as a result of continued decline in demand for our services driven by the weakness in commodity prices characterizing this severe, prolonged industry downturn.

Direct Costs
Direct costs decreased $209.7 million, or 47.7%, to $229.8 million for the three months ended June 30, 2016, compared to $439.5 million for the corresponding prior year period. The decrease in direct costs was primarily due to the corresponding decrease in revenue which was negatively impacted by overall lower utilization across our Completion Services and Well Support Services segments resulting from the extremely competitive market environment caused by the continued decline in U.S. onshore drilling and completion activity as well as the unprecedented slowdown in well support services activity. As utilization fell in our Completion Services segment, we strategically stacked additional equipment, closed unprofitable facilities, reduced head count and aggressively cut costs in order to further lower our operational cost structure. Similarly, in our Well Support Services segment, we exited select product lines in certain basins, closed unprofitable facilities and further reduced head count.
Selling, General and Administrative Expenses (“SG&A”) and Research and Development Expense (“R&D”)
SG&A increased $8.4 million, or 13.3%, to $71.3 million for the three months ended June 30, 2016, as compared to $63.0 million for the corresponding prior year period. The increase in SG&A was primarily due to $15.5 million in costs related to our restructuring activities as a result of the debt covenant violation, $8.7 million related to severance costs as a result of headcount reductions, and $1.2 million in insurance expense primarily due to our incurred but not reported ("IBNR") accrual for the period, partially offset by a $3.5 million decrease in acquisition-related costs, a $9.6 million decrease in payroll related costs due to our cost control initiatives, including reductions in headcount, compensation and benefits, and a $3.8 million decrease in share-based compensation.
We also incurred $1.8 million in R&D for the three months ended June 30, 2016, as compared to $4.3 million for the corresponding prior year period. The decrease in R&D was primarily due to our cost control initiatives, which included scaling back our research and technology division and initiatives and delaying certain projects. Currently, we are limiting our investments to those key technologies that are providing our businesses with a competitive advantage by enhancing our operational capabilities and reducing our overall cost structure.
Depreciation and Amortization Expense (“D&A”)
D&A decreased $27.2 million, or 33.4%, to $54.3 million for the three months ended June 30, 2016, as compared to $81.5 million for the corresponding prior year period. The decrease in D&A was primarily the result of significant impairment charges recorded during the second half of 2015 due to the steep decline in asset utilization levels related to the continued downturn in the oil and gas industry.
Impairment Expense

Due to the continued downturn in the oil and gas industry, and the resulting sustained weakness in demand for our services, we determined that it was necessary to test goodwill for impairment and to test property, plant and equipment ("PP&E") and other intangible assets for recoverability during the third and fourth quarters of 2015 and again during the first and second quarters of 2016. Based on our assessment, we recorded impairment expense for the three months ended June 30, 2016 of $48.7 million, consisting primarily of $45.3 million related to PP&E within each of our Completion Services and Other Services segments and $3.4 million related to intangible assets within each of our Completion Services and Other Services segments.

We did not recognize any impairment expense for the three months ended June 30, 2015.
Interest Expense
Interest expense was $121.9 million for the three months ended June 30, 2016, which increased $98.1 million from $23.9 million for the corresponding prior year period. The increase is primarily due to $91.9 million of accelerated amortization of original issue discount and deferred financing costs, fully amortizing these amounts as of June 30, 2016 as a result of the Restructuring Support Agreement which contemplates the implementation of a restructuring of the Company through a debt-to-equity conversion and equity rights offering, and due to $6.2 million primarily related to higher levels of borrowings under the Revolving Credit Facility.
Income Taxes

We recorded a tax benefit of $11.3 million for the three months ended June 30, 2016, at an effective rate of 3.7%, compared to a tax benefit of $34.4 million for the three months ended June 30, 2015, at an effective rate of 34.5%. The decrease in the effective tax rate was primarily due to valuation allowances applied against certain deferred tax assets, including net operating loss carryforwards, and impairment charges that were not deductible for tax.
Results for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
The following table summarizes the change in our results of operations for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change
Completion Services:
Revenue	$290,082	$703,453	$(413,371)
Operating income (loss)	$(187,760)	$(14,282)	$(173,478)

Well Support Services:
Revenue	$181,402	$169,219	$12,183
Operating income (loss)	$(341,062)	$(2,993)	$(338,069)

Other Services:
Revenue	$23,299	$39,709	$(16,410)
Operating loss	$(154,030)	$(90,277)	$(63,753)

Combined:
Revenue	$494,783	$912,381	$(417,598)

Costs and expenses:
Direct costs	491,536	765,643	(274,107)
Selling, general and administrative expenses	133,380	127,447	5,933
Research and development	4,163	8,395	(4,232)
Depreciation and amortization	113,236	118,954	(5,718)
Impairment expense	430,406	—	430,406
(Gain) loss on disposal of assets	4,914	(506)	5,420
Operating loss	(682,852)	(107,552)	(575,300)
Other income (expense):
Interest expense, net	(147,401)	(29,052)	(118,349)
Other income (expense), net	5,325	1,571	3,754
Total other income (expense)	(142,076)	(27,481)	(114,595)
Loss before income taxes	(824,928)	(135,033)	(689,895)
Income tax benefit	(105,399)	(39,249)	(66,150)
Net loss	$(719,529)	$(95,784)	$(623,745)

Revenue
Revenue decreased $417.6 million, or 45.8%, to $494.8 million for the six months ended June 30, 2016, as compared to $912.4 million for the corresponding prior year period. The decrease in revenue in our Completion Services segment was primarily due to a decrease of $413.4 million as a result of significantly lower utilization and pricing levels across our Completion Services segment caused by the extremely competitive market environment given the continued decline in U.S. onshore drilling and completion activity, partially offset by the fact that first quarter 2015 revenue only included C&P Business Completion Services revenue from the Effective Time of the Merger to June 30, 2015. The increase in revenue in our Well Support Services segment was primarily due to an increase of $12.2 million as a result of first quarter 2015 revenue only including C&P Business Well Support Services revenue from the Effective Time of the Merger to June 30, 2015, partially offset by the unprecedented levels of customer slowdown during the first half of 2016 in areas that typically maintain stable levels of well support services activity. The decrease in our Other Services segment was primarily due to a decrease of $16.4 million as a result of continued decline in demand for our services driven by the weakness in commodity prices characterizing this severe, prolonged industry downturn.

Direct Costs
Direct costs decreased $274.1 million, or 35.8%, to $491.5 million for the six months ended June 30, 2016, compared to $765.6 million for the corresponding prior year period. The decrease in direct costs was primarily due to the corresponding decrease in revenue which was negatively impacted by overall lower utilization levels across our Completion Services and Well Support Services segments resulting from the extremely competitive market environment caused by the continued decline in U.S. onshore drilling and completion activity as well as the unprecedented slowdown in well support services activity, and partially offset by the shorter period for the C&P Business from the Effective Time of the Merger to June 30, 2015 as noted above. As utilization fell in our Completion Services segment, we strategically stacked additional equipment, closed unprofitable facilities, reduced head count and aggressively cut costs in order to further lower our operational cost structure. Similarly, in our Well Support Services segment, we exited select product lines in certain basins, closed unprofitable facilities and further reduced head count.
Selling, General and Administrative Expenses (“SG&A”) and Research and Development Expense (“R&D”)
SG&A increased $5.9 million, or 4.7%, to $133.4 million for the six months ended June 30, 2016, as compared to $127.4 million for the corresponding prior year period. The increase in SG&A was primarily due to $15.5 million in costs related to our restructuring activities as a result of the debt covenant violation, severance payments and share-based compensation, $5.6 million related to the C&P Business for the first quarter 2015, which only included the period from the Effective Time of the Merger to June 30, 2015, and a $2.1 million increase in insurance expense primarily due to our incurred but not reported ("IBNR") accrual for the period, partially offset by a $25.1 million decrease in acquisition-related costs, a $2.4 million decrease in marketing expense as a result of our cost control initiatives associated with the decline in demand for our services, and a $1.6 million decrease in other general and administrative expenses.
We also incurred $4.2 million in R&D for the six months ended June 30, 2016, as compared to $8.4 million for the corresponding prior year period. The decrease in R&D was primarily due to our cost control initiatives, which included scaling back our research and technology division and initiatives and delaying certain projects. Currently, we are limiting our investments to those key technologies that are providing our businesses with a competitive advantage by enhancing our operational capabilities and reducing our overall cost structure.
Depreciation and Amortization Expense (“D&A”)
D&A decreased $5.7 million, or 4.8%, to $113.2 million for the six months ended June 30, 2016, as compared to $119.0 million for the corresponding prior year period. The decrease in D&A was primarily the result of significant impairment charges recorded during the second half of 2015 due to the steep decline in asset utilization levels related to the continued downturn in the oil and gas industry.
Impairment Expense

Due to the continued downturn in the oil and gas industry, and the resulting sustained weakness in demand for our services, we determined that it was necessary to test goodwill for impairment and to test PP&E and other intangible assets for recoverability during the third and fourth quarters of 2015 and again during the first and second quarters of 2016. Based on our assessment, we recorded impairment expense for the six months ended June 30, 2016 of $430.4 million, consisting of $314.3 million of goodwill impairment related to impairment of all remaining goodwill associated with our Well Support Services segment, along with $55.0 million related to other intangible assets and $61.1 million related to PP&E within each of our Completion Services and Other Services segments.

We did not recognize any impairment expense for the six months ended June 30, 2015.
Interest Expense
Interest expense was $147.4 million for the six months ended June 30, 2016, which increased $118.3 million from $29.1 million for the corresponding prior year period. The increase is primarily due to $91.9 million of accelerated amortization of original issue discount and deferred financing costs, fully amortizing these amounts as of June 30, 2016 as a result of the Restructuring Support Agreement which contemplates the implementation of a restructuring of the Company through a debt-to-equity conversion and equity rights offering, and due to $26.4 million primarily related to higher levels of borrowings under the Revolving Credit Facility.
Income Taxes
We recorded a tax benefit of $105.4 million for the six months ended June 30, 2016, at an effective rate of 12.8%, compared to a tax benefit of $39.2 million for the six months ended June 30, 2015, at an effective rate of 29.1%. The decrease in the effective tax rate was primarily due to valuation allowances applied against certain deferred tax assets, including net operating loss carryforwards, and impairment charges that were not deductible for tax.

Liquidity and Capital Resources
Current Financial Condition and Liquidity
Sustained low utilization and pricing levels due to the ongoing industry downturn have had a material, negative impact on our operational and financial performance. We incurred a net loss of $719.5 million for the six months ended June 30, 2016, with $65.3 million of negative Adjusted EBITDA for that period. As of June 30, 2016, we had a cash balance of approximately $90.8 million, and no available borrowing capacity under our Revolver. As of June 30, 2016, the total carrying value of our indebtedness was $1.3 billion, all of which was re-classified as current due to the covenant violation that existed at March 31, 2016, consisting of $284.4 million in borrowings outstanding under our Revolver, along with $15.1 million of outstanding letters of credit, and $1.05 billion outstanding under our Term Loan B Facility, comprised of $569.3 million of principal under the Five Year Term Loans and $480.2 million of principal under the Seven Year Term Loans. We also had $30.7 million in long-term capital lease obligations.
We used $76.0 million of cash from operations during the six months ended June 30, 2016. Please see “Financial Condition and Cash Flows” below for information about net cash provided by or used in our operating, investing and financing activities. Capital expenditures totaled $17.8 million during the second quarter of 2016, primarily relating to maintenance that extends the useful life of our existing equipment, compared to $18.7 million during the first quarter of 2016 and $24.8 million during the fourth quarter of 2015. In response to persistently challenging industry conditions, we have significantly scaled back our 2016 capital expenditure plan and primarily limited it to the maintenance of our active equipment. We currently expect 2016 capital expenditures to total between $65 million and $75 million, compared to $166.3 million in 2015.
As discussed in detail in “Recent Developments - Chapter 11 Proceeding and Restructuring Support Agreement” in this Part I, Item 2 of this Quarterly Report, in May 2016, we announced the Covenant Default under our Credit Agreement and that we had initiated a process to resolve this matter with the lenders under the Credit Agreement and to explore strategic alternatives to strengthen our balance sheet and maximize the value of the Company. As a result of our efforts, on July 20, 2016, we commenced the Chapter 11 Proceeding, which accelerated our obligations under the Credit Agreement.
The significant risks and uncertainties related to depressed market conditions, our liquidity and the Chapter 11 Proceeding raise substantial doubt about the Company’s ability to continue as a going concern. We have classified all debt as current at June 30, 2016. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported income and expenses could be required and could be material. Please see Note 2 - Debt and Capital Lease Obligations in Part I, Item 1 “Financial Statements” of this Quarterly Report for additional information.
Please see “Risk Factors” in Part II, Item 1A of this Quarterly Report for a discussion of potential risks associated with the Chapter 11 Proceeding.

Sources of Liquidity and Capital Resources
Our primary sources of liquidity have historically included cash flows from operations and borrowings under senior secured debt facilities, including our Revolver.  However, future cash flows are subject to a number of variables, and are highly dependent on the drilling, completion and production activity by our customers, which in turn is highly dependent on oil and gas prices.
Following the determination of the Covenant Violation in May 2016, our principal source of liquidity has been limited to cash on hand. As part of the Chapter 11 Proceeding, on July 29, 2016, we entered into the DIP Credit Agreement, providing for a $100 million debtor-in-possession term loan DIP Facility that is intended to provide the Company with sufficient liquidity to fund the administration of the Chapter 11 Proceeding. For additional information about the Chapter 11 Proceeding, please see "Recent Developments - Commencement of Chapter 11 Proceeding and Restructuring Support Agreement" in Part I, Item 2; Note 1 - Organization, Nature of Business, Chapter 11 Proceedings and Summary of Significant Accounting Policies and Note 2 – Debt and Capital Lease Obligations in Part I, Item 1 “Financial Statements”; and “Risk Factors” in Part II, Item 1A of this Quarterly Report.
As we move through the Chapter 11 Proceeding, our current focus is on preserving liquidity by lowering our operating expenses, controlling costs, minimizing capital expenditures and maximizing collection of receivables. Our operating cash flow is likely to continue to be negatively impacted due to the current prolonged downturn in the oil and gas industry. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with the preparation and administration of the Chapter 11 Proceeding. We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Chapter 11 Proceeding.
Our ability to maintain adequate liquidity through the Chapter 11 Proceeding and beyond depends on our ability to successfully implement the Restructuring Plan (or another Chapter 11 plan), successful operation of our business, and appropriate management of operating expenses and capital spending. Although we believe that the DIP Facility together with cash flow from operations and cash on hand will be adequate to meet the operating costs of our existing business, there are no assurances that such will be sufficient to continue to fund our operations or to allow us to continue as a going concern until the Restructuring Plan (or another Chapter 11 plan) is confirmed by the Bankruptcy Court or some other alternative restructuring transaction is approved by the Bankruptcy Court and consummated. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the Bankruptcy Court. If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or seek the sale of some or all of our assets. If we are unable to meet our liquidity needs, we may have to take other actions to seek additional financing to the extent available or we could be forced to consider other alternatives to maximize potential recovery for the creditors, including possible sale of the Company or certain material assets pursuant to Section 363 of the Bankruptcy Code, or a liquidation under Chapter 7 of the Bankruptcy Code.
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

Throughout 2015, we experienced a sustained slowdown in activity across our customer base as operators reacted to the rapid decline in commodity prices that began during the fourth quarter of 2014. This resulted in increased competition and pricing pressure across our service lines and operating areas. Customers rapidly began reducing their budgets and slashing drilling and completion activity. Through 2016 to date, activity levels across our industry (including our own activity levels) have continued to be severely depressed. Our financial and operating performance for the first half of 2016 was materially and negatively impacted by the severe reduction in demand for our services, with reductions in customer budgets and drilling and completion activity driving severe utilization declines and pricing pressure. Although the ultimate severity and duration of this downturn remains uncertain, absent a significant recovery in commodity prices, we expect that activity and pricing levels will remain depressed, which will negatively impact our financial and operating results over the near term, in spite of the aggressive actions we have taken, and are taking, to scale back our operations and align our cost structure with the highly competitive market environment.

As noted above, our immediate liquidity is greatly threatened as a result of the Chapter 11 Proceeding and by our reduced cash flow from operations. If we are unable to finance our operations on acceptable terms or at all, our business, financial condition and results of operations will be materially and adversely affected. For additional discussion of the known, material risks associated with the Chapter 11 Proceeding and available financing options, please see “Risk Factors” in Part II, Item 1A of this Quarterly Report.

Although our financial results during the current industry downturn have been disappointing, we believe that we have built a strong platform that will enable us to perform at the highest level when the market recovers. With respect to our strategic initiatives, we believe that the strategic investments in vertical integration and our research and technology capabilities that we have made, and our efforts to lower our cost base for key inputs and improve our operational capabilities and efficiencies, will help us manage through this down-cycle. Several of our research and technology initiatives have contributed in helping to generate monthly cost savings to our Completion Services operations and are also helping to generate revenue. Although the financial benefits are still minimal at this time, we believe that these strategic projects will deliver meaningful cost savings to us over the long term. However, given the magnitude of this current industry downturn which has resulted in reduced demand for our services, we are adjusting our business strategy as necessary to effectively respond to the market, including the delay of further investment in certain research and technology projects, and to take the necessary steps to further protect and maximize the value of our Company.

Financial Condition and Cash Flows
The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$(76,020)	$103,721
Investing activities	(9,511)	(821,795)
Financing activities	153,204	720,839
Effect of exchange rate on cash	(2,803)	(518)
Change in cash and cash equivalents	$64,870	$2,247
Cash Provided by Operating Activities

Net cash from operating activities decreased $179.7 million for the six months ended June 30, 2016 as compared to the corresponding period in 2015. The decrease in operating cash flow was primarily due to (i) the decline in net income during the six months ended June 30, 2016, after excluding the effects of changes in noncash items and (ii) the decline in cash collections of accounts receivable due to higher collection levels during the second quarter of 2015 from accounts acquired as part of the Merger, partially offset by positive changes in operating assets and liabilities which included a decrease in the use of cash to satisfy obligations related to accounts payable and accrued liabilities acquired in connection with the Merger.

Cash Used in Investing Activities

Net cash used in investing activities decreased $812.3 million for the six months ended June 30, 2016 as compared to the corresponding period in 2015. This decrease was primarily due to the cash consideration of $693.6 million paid at the closing of the Merger for the acquisition of the C&P Business during the first quarter of 2015 as well as a decline in capital expenditure purchases as a result of the sustained downturn in the oil and gas industry.

Cash Provided by Financing Activities

Net cash provided by financing activities decreased $567.6 million for the six months ended June 30, 2016 as compared to the corresponding period in 2015. The decrease is primarily related to proceeds received from our Credit Agreement to fund the cash consideration portion of the acquisition of the C&P Business at the closing of the Merger as well as to pay off the long-term debt of Legacy C&J, both during the first quarter of 2015.

Description of our Indebtedness
Debtor-in-Possession Term Loan Facility

Under the terms of the Restructuring Support Agreement, the DIP Lenders agreed to fund the $100 million DIP Facility. The DIP Facility is intended to provide the Debtors with sufficient liquidity to fund the administration of their Chapter 11 cases. The Debtors’ are able to access funds under the DIP Facility only if authorized to do so by the Bankruptcy Court. As is common in Chapter 11 proceedings, the Debtors have requested that the Bankruptcy Court approve the Debtors’ entry into the DIP Facility on both an interim and final basis.
On July 29, 2016, the Company entered into a superpriority secured debtor-in-possession credit agreement, among the Company, the other Debtors party thereto, the DIP Lenders and Cortland Capital Market Services LLC, as Administrative Agent (the “DIP Credit Agreement”), which sets forth the terms and conditions of the DIP Facility.
Under the DIP Credit Agreement, the Company may incur up to three term loan borrowings on a delayed-draw basis. The first borrowing occurred on the date of the Interim Order (as defined below) in the amount of $25 million. The second borrowing must occur on the date of the Final Order (as defined below) in the amount of at least $50 million and the third borrowing may occur anytime thereafter in an amount up to the remaining availability under the DIP Facility.
The borrowers under the DIP Facility are the Company and CJ Holding Co. All obligations under the DIP Facility are guaranteed by the Company’s subsidiaries that are debtors in the Bankruptcy cases. Borrowings under the DIP Credit Agreement are generally secured by superpriority priming liens on substantially all of the assets of the borrowers and guarantors.
The DIP Facility is scheduled to mature on March 31, 2017, however the maturity thereof may be accelerated upon the occurrence of various events, including our failure to satisfy any of the Milestones described above. Borrowings under the DIP Facility are non-amortizing.
Amounts outstanding under the DIP Facility bear interest based on, at the option of the borrower, the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus an applicable margin equal to 9.00% in the case of LIBOR loans and 8.00% in the case of base rate loans. The alternative base rate is equal to the highest of (i) the published ‘prime rate’, (ii) the Federal Funds Effective Rate (as defined in the DIP Credit Agreement) plus 0.50% and (iii) LIBOR plus 1.0%.
The DIP Facility also requires that the Company pay various fees to the DIP Lenders, including a commitment fee equal to 5.00% of the unused commitments thereunder.
The DIP Facility may be prepaid from time to time without premium or penalty, except for a 2.00% prepayment penalty payable in the event the DIP facility is refinanced or replaced with the proceeds of another financing during the pendency of the Bankruptcy cases.
The DIP Facility is required to be prepaid under particular circumstances, including (i) in the event of a sale or other disposition of property by C&J or its subsidiaries, in an amount equal to 100% of the net proceeds of such sale or disposition, subject to customary reinvestment rights and other exceptions, and (ii) in the event of an incurrence of debt not permitted under the DIP Credit Agreement, in an amount equal to 100% of the net proceeds of such debt.
We are required under the terms of the DIP Credit Agreement to deliver periodic 13-week budgets. The DIP Credit Agreement contains a covenant requiring our actual receipts and expenditures to remain within a certain variance of the amounts set forth in such budgets.
The DIP Credit Agreement also contains customary restrictive covenants (in each case, subject to exceptions) that limit, among other things, our ability to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of assets, make certain restricted payments and investments, enter into transactions with affiliates, make capital expenditures and prepay certain indebtedness. The activities of our subsidiaries that are not debtors in the Bankruptcy cases are extremely limited pursuant to the DIP Credit Agreement.
Continued access the DIP Facility is dependent upon the Debtors’ compliance with various covenants, including the Milestones described above. On July 25, 2016, the Bankruptcy Court entered an interim order (the “Interim Order”) approving the Debtors’ entry into the DIP Facility. The Bankruptcy Court has scheduled a hearing for August 22, 2016 to consider whether to authorize the Debtors’ entry into the DIP Facility on a final basis. Under the terms of the Interim Order, the Debtors are authorized to access $25 million in funding under the DIP Facility. As described above, the Debtors will not be authorized to access the remaining $75 million provided under the DIP Facility until and unless the Bankruptcy Court enters an order approving the Debtors’ entry into the DIP Facility on a final basis. In addition to approving the terms of the DIP Facility described above, the Interim Order contains a number of significant provisions, including:
•stipulations regarding amounts owed to and potential claims against the Lenders;
•provisions providing the DIP Lenders with superpriority administrative expense claims pursuant to section 364 of the Bankruptcy Code;

•provisions providing the DIP Lenders with replacement liens on any of the Debtors’ unencumbered assets and junior and senior liens on certain of the Debtors’ encumbered assets pursuant to section 364 of the Bankruptcy Code;
•waiver of the automatic stay of section 362 of the Bankruptcy Code and certain other rights under the Bankruptcy Code, including the protections of sections 506(c) and 552(b) of the Bankruptcy Code;
•provisions providing for “adequate protection” in exchange for consensual use of the Lenders’ collateral, including cash collateral, which protections include replacement liens and superpriority administrative expense claims to the extent of any diminution in the value of the Lenders’ collateral, the payment of certain professionals’ fees, compliance with the Milestones, and certain reporting obligations; and
• liens on certain avoidance actions arising under chapter 5 of the Bankruptcy Code.
Certain of the above-described provisions of the Interim Order are effective only upon entry of a final order, including the Debtors’ waiver of the protections of sections 506(c) and 552(b) of the Bankruptcy Code and the liens on certain avoidance actions arising under chapter 5 of the Bankruptcy Code. Further, the Interim Order expressly provides that all parties’ rights are reserved with respect to the entry of a final order approving the Debtors’ entry into the DIP Facility. Accordingly, any party in interest in the Debtors’ Chapter 11 cases may object to final approval of the DIP Facility and there is a risk that the Bankruptcy Court may not approve the Debtors’ entry into the DIP Facility on a final basis. Absent access to the DIP Facility, or other similar financing, there is a risk that the Debtors may not be able to fund the administration of their Chapter 11 cases and ongoing operations.
Description of the Credit Agreement
In connection with the closing of the Merger, we entered into a new credit agreement, dated as of March 24, 2015 (the “Original Credit Agreement”), among C&J, CJ Lux Holdings S.à r.l. (“Luxco”), CJ Holding Co, Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), Swing Line Lender and an L/C Issuer, and the other lenders party thereto. The Original Credit Agreement provided for senior secured credit facilities (collectively, the "Credit Facilities") in an aggregate principal amount of $1.66 billion, consisting of (a) a $600.0 million revolving credit facility ("Revolving Credit Facility" or "Revolver") and (b) a Term Loan B Facility in the aggregate principal amount of $1.06 billion, comprised of two tranches: (i) a tranche consisting of $575.0 million in original aggregate principal amount of term loans maturing on March 24, 2020 (the “Five-Year Term Loans”) and (ii) a tranche consisting of a $485.0 million in original aggregate principal amount of term loans maturing on March 24, 2022 (the “Seven-Year Term Loans”).
On September 29, 2015, we entered into a waiver and second amendment (the "Waiver and Second Amendment") and a third amendment (the "Third Amendment" and, together with the Waiver and Second Amendment, the "Amendments") to the Original Credit Agreement (as amended by the Amendments, the "Amended Credit Agreement" or the "Credit Agreement"). The Waiver and Second Amendment, among other things, suspended the covenants related to the quarterly Total Leverage Ratio (as defined below), a quarterly ratio of consolidated EBITDA of C&J and its subsidiaries to consolidated interest expense of C&J and its subsidiaries, and other covenants set forth in the Original Credit Agreement commencing with the fiscal quarter ended September 30, 2015 and running through the fiscal quarter ending June 30, 2017. The Waiver and Second Amendment also provided for new financial covenants that apply in lieu of the quarterly Total Leverage Ratio and Interest Coverage Ratio previously in effect, including the following:
•a quarterly minimum EBITDA covenant, commencing with the quarter ended September 30, 2015 and running through the quarter ending June 30, 2017, based on a negotiated EBITDA test (the "Minimum Cumulative Consolidated EBITDA Covenant"); and
•a quarterly limitation on capital expenditures for the quarter ended December 31, 2015, and annual limitations on capital expenditures for the four fiscal quarter periods ending December 31, 2016 through June 30, 2017.
The borrowers under the Revolving Credit Facility were C&J, Luxco and CJ Holding Co. The borrower under the Term Loan B Facility was CJ Holding Co. All obligations under the Credit Agreement were guaranteed by the Company’s wholly-owned domestic subsidiaries, other than immaterial subsidiaries.
Borrowings under the Revolving Credit Facility were scheduled to mature on March 24, 2020 (except that if any Five-Year Term Loans had not been repaid prior to September 24, 2019, the Revolving Credit Facility was scheduled to mature on September 24, 2019).
Borrowings under the Revolving Credit Facility were non-amortizing. The Term Loan B Facility required the borrower thereunder to make quarterly amortization payments in an amount equal to 1.0% per annum, with the remaining balance payable on the applicable maturity date.

Amounts outstanding under the Revolving Credit Facility bore interest based on, at the option of the borrower, the LIBOR or an alternative base rate, plus an applicable margin based on the ratio of consolidated total indebtedness of C&J and its subsidiaries to consolidated EBITDA of C&J and its subsidiaries for the most recent four fiscal quarter period for which financial statements are available (the “Total Leverage Ratio”). The Revolving Credit Facility also required that the borrowers pay a commitment fee equal to a percentage of unused commitments which varied based on the Total Leverage Ratio.
Five-Year Term Loans outstanding under the Term Loan B Facility bore interest based on, at the option of the borrower, LIBOR (which, in the case of the Term Loan B Facility, was deemed to be no less than 1.0% per annum), plus a margin of 5.5%, or an alternative base rate, plus a margin of 4.5%. Seven-Year Term Loans outstanding under the Term Loan B Facility bore interest based on, at the option of the borrower, LIBOR (which, in the case of the Term Loan B Facility, will be deemed to be no less than 1.0% per annum), plus a margin of 6.25%, or an alternative base rate, plus a margin of 5.25%. The Term Loan B Facility also contained ‘most favored nation’ pricing protection requiring that if the effective yield (giving effect to, among other things, consent fees paid to the lenders) of the Five-Year Term Loans increased by more than 50 basis points, the effective yield of the Seven-Year Term Loans must increase by the same amount less 50 basis points.
The alternative base rate was equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) LIBOR plus 1.0%.
Subject to certain conditions and limitations, the Credit Agreement permitted the borrowers to increase the aggregate commitments under the Revolving Credit Facility in a total principal amount of up to $100.0 million.
The Revolving Credit Facility was permitted to be prepaid from time to time without premium or penalty. Five-Year Term Loans were subject to a prepayment premium of 4% for any voluntary prepayments made on or prior to March 24, 2016 and no prepayment premium thereafter. Seven-Year Term Loans were subject to a prepayment premium of 5% for any voluntary prepayments made on or prior to March 24, 2017 and no prepayment premium thereafter.
Subject to certain conditions and exceptions, the Term Loan B Facility was required to be prepaid under particular circumstances, including (i) in the event that C&J and its subsidiaries generate Excess Cash Flow (as defined in the Credit Agreement) in any fiscal year, in an amount equal to 50% of the Excess Cash Flow for such fiscal year if the Total Leverage Ratio as of the end of such fiscal year is 3.25:1.00 or greater, (ii) in the event of a sale or other disposition of property by C&J or its subsidiaries, in an amount equal to 100% of the net proceeds of such sale or disposition, subject to customary reinvestment rights and other exceptions, and (iii) in the event of an incurrence of debt not permitted under the Credit Agreement, in an amount equal to 100% of the net proceeds of such debt.
The Credit Agreement contained customary restrictive covenants (in each case, subject to exceptions) that limited, among other things, our ability to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of our assets, make certain restricted payments and investments, enter into transactions with affiliates, make capital expenditures and prepay certain indebtedness.
During the first half of 2016, utilization and commodity price levels continued to fall towards unprecedented levels which negatively impacted our results of operations and caused us to fall out of compliance with the Minimum Cumulative Consolidated EBITDA Covenant measured as of March 31, 2016, which is considered an event of default under the Amended Credit Agreement. On May 10, 2016, we obtained a temporary limited waiver agreement from certain of the lenders in respect of this covenant violation from March 31, 2016 through May 31, 2016, wherein such lenders have agreed to not consider the covenant violation an event of default through May 31, 2016.
On May 31, 2016, the Company obtained a forbearance agreement (the “Forbearance Agreement”) from certain of the lenders pursuant to which, among other things, such lenders agreed not to pursue default remedies against the Company with respect to its breach of the Minimum Cumulative Consolidated EBITDA Covenant or certain specified payment defaults. On June 30, 2016, this forbearance was extended through July 17, 2016 pursuant to a second forbearance agreement (the “Second Forbearance Agreement”), and prior to such termination this forbearance period was once again extended through July 20, 2016. At the end of this forbearance period the Company filed the Bankruptcy Court petitions described above as contemplated by the terms of the Second Forbearance Agreement.

Other Matters
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of Regulation S-K, as of June 30, 2016.
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

In May 2016, the FASB issued ASU No. 2016-12, Revenues from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), to clarify in the FASB's revenue recognition standard the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, and the timing for measuring customer payments that are not in cash. We do not expect this ASU to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments in ASU 2016-13 are effective for interim and annual reporting periods beginning after December 15, 2019, although it may be adopted one year earlier, and requires a modified retrospective transition approach. We are currently evaluating the impact this standard will have on our results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2016, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Controls over Financial Reporting.
No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Our management does not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition or results of operations.

Shareholder Litigation relating to the Merger

In July 2014, following the announcement that Legacy C&J, Nabors, and New C&J had entered into the Merger Agreement, a putative class action lawsuit was filed by a purported shareholder of Legacy C&J challenging the Merger. The lawsuit is styled City of Miami General Employees’ and Sanitation Employees’ Retirement Trust, et al. (“Plaintiff”) v. Comstock, et al.; C.A. No. 9980-CB, in the Court of Chancery of the State of Delaware, filed on July 30, 2014 (the “Shareholder Litigation”). Plaintiff in the Shareholder Litigation generally alleges that the board of directors for Legacy C&J breached fiduciary duties of loyalty, due care, good faith, candor and independence by allegedly approving the Merger Agreement at an unfair price and through an unfair process. Plaintiff alleges that the Legacy C&J board directors, or certain of them (i) failed to fully inform themselves of the market value of Legacy C&J, maximize its value and obtain the best price reasonably available for Legacy C&J, (ii) acted in bad faith and for improper motives, (iii) erected barriers to discourage other strategic alternatives and (iv) put their personal interests ahead of the interests of Legacy C&J shareholders. The Shareholder Litigation further alleges that Legacy C&J, Nabors and New C&J aided and abetted the alleged breaches of fiduciary duties by the Legacy C&J board of directors.

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

On December 19, 2014, following oral argument, the Delaware Supreme Court overturned the decision of the Court of Chancery and vacated the order. As such, Legacy C&J’s special committee immediately discontinued the solicitation required by the order. On October 29, 2015, Plaintiff filed an amended complaint naming additional defendants and generally alleging, in addition to the allegations described above, that (i) the special committee of the Legacy C&J board of directors and its advisors improperly conducted the court-ordered solicitation that the Delaware Supreme Court vacated and (ii) the proxy statement filed in connection with the Merger contains alleged misrepresentations and omits allegedly material information concerning the Merger and court-ordered solicitation process. The Shareholder Litigation asserts, in addition to the claims described above, claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the special committee of the Legacy C&J board of directors, its financial advisor Morgan Stanley, and certain employees of Legacy C&J. The defendants in the Shareholder Litigation have filed motions to dismiss the amended complaint. A hearing on these motions to dismiss was held on April 26, 2016, but the Court has not yet issued a decision on the motions. Following the death of Josh Comstock, our founder and former Chief Executive Officer and Chairman of the Board of Directors, Plaintiff substituted the executor of Mr. Comstock’s estate in place of Mr. Comstock as a defendant in the Shareholder Litigation.

We cannot predict the outcome of this or any other lawsuit that might be filed, nor can we predict the amount of time and expense that will be required to resolve the Shareholder Litigation. We believe the Shareholder Litigation is without merit and we intend to defend against it vigorously.

U.S. Department of Justice Criminal Investigation into Pre-Merger Incident

There is a pending criminal investigation led by the United States Attorney’s Office for the District of North Dakota in connection with a fatality that occurred at a C&P Business facility in Williston, North Dakota on October 3, 2014; notably, prior to the Company's acquisition of the C&P Business in the Merger.  We are cooperating fully with the investigation, and will continue to do so.   At this time, the Company cannot predict the outcome of the investigation.

ITEM 1A. RISK FACTORS
In addition to the risks factors set out below and the other information set forth in this Quarterly Report, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” in Part I, you should carefully consider the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We are subject to the risks and uncertainties associated with our Chapter 11 Proceeding.
On July 20, 2016, we commenced the Chapter 11 Proceeding,defined and further discussed under “Recent Developments - Chapter 11 Proceeding and Restructuring Support Agreement” in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this Quarterly Report. For the duration of our Chapter 11 Proceeding, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:
•our ability to develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction, including a sale of all or substantially all of our assets;
•our ability to obtain sufficient financing to allow us to emerge from the Chapter 11 Proceeding and execute our business plan post-emergence;
•our ability to obtain court approval with respect to motions filed in Chapter 11 Proceeding from time to time;
•our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;
•our ability to maintain contracts that are critical to our operations;
•our ability to execute our business plan;
•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Proceeding to a Chapter 7 proceeding; and
•the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Proceeding that may be inconsistent with our plans.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 Proceeding could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Proceeding, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 Proceeding that may be inconsistent with our plans.
For additional information about the Chapter 11 Proceeding, please see "Recent Developments - Commencement of Chapter 11 Proceeding and Restructuring Support Agreement" in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation"; Note 1 - Organization, Nature of Business, Chapter 11 Proceedings and

Summary of Significant Accounting Policies and Note 2 – Debt and Capital Lease Obligations in Part I, Item 1 “Financial Statements”;
Operating under Bankruptcy Court protection for a long period of time may harm our business.
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as our Chapter 11 Proceeding continues, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Proceeding continues, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our businesses successfully and will seek to establish alternative commercial relationships.
Furthermore, so long as the Chapter 11 Proceeding continues, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Proceeding. Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from a bankruptcy court proceeding.
We believe it is highly likely that our existing common shares will be canceled upon the completion of our Chapter 11 Proceeding and emergence from the Bankruptcy Court protection.
We have a significant amount of indebtedness that is senior to our existing common shares in our capital structure. As a result, we believe that it is highly likely that our existing common shares will be canceled in our Chapter 11 Proceeding and will be entitled to a limited recovery, if any. Any trading in our common shares during the pendency of the Chapter 11 Proceeding is highly speculative and poses substantial risks to purchasers of our common shares.
We may not be able to obtain confirmation of a Chapter 11 Plan of Reorganization.
To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a Chapter 11 plan of reorganization and fulfill other statutory conditions for confirmation of such a Chapter 11 plan of reorganization, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our Chapter 11 plan of reorganization.
We may not receive the requisite acceptances of constituencies in the proceedings related to the Chapter 11 Proceeding to confirm our Chapter 11 plan of reorganization. Even if the requisite acceptances of our Chapter 11 plan of reorganization are received, the Bankruptcy Court may not confirm such a Chapter 11 plan of reorganization. The precise requirements and evidentiary showing for confirming a Chapter 11 plan of reorganization, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).
If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
Even if a Chapter 11 Plan of Reorganization is consummated, we will continue to face risks.
Even if a Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry, potential revaluing of our assets due to the Chapter 11 Proceeding, changes in consumer demand for, and acceptance of, our services and increasing expenses. Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, there is no guaranty that a Restructuring Plan reflecting the Restructuring Support Agreement or other Chapter 11 plan of reorganization will achieve our stated goals.

In addition, at the outset of a Chapter 11 proceeding, the Bankruptcy Code gives the Debtor the exclusive right to propose the Chapter 11 plan of reorganization and prohibits creditors, equity security holders and others from proposing a plan. We have currently retained the exclusive right to propose the Chapter 11 plan of reorganization. If the Bankruptcy Court terminates that right, however, or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of the Chapter 11 plan of reorganization in order to achieve our stated goals.
Furthermore, even if our debts are reduced or discharged through a Chapter 11 plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the proceedings related to the Chapter 11 Proceeding. Adequate funds may not be available when needed or may not be available on favorable terms.
We have substantial liquidity needs and may be required to seek additional financing. If we are unable to obtain financing on satisfactory terms or maintain adequate liquidity, our ability to continue as a going concern and generate revenue will be limited.
Our principal sources of liquidity historically have been cash flow from operations and borrowings under senior secured debt facilities, including our Revolver. Our capital program will require additional financing above the level of cash generated by our operations to fund growth. We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirement necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Proceeding and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Proceeding. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to Chapter 11 cases until we are able to emerge from our Chapter 11 Proceeding.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things; (i) our ability to comply with the terms and condition of any cash collateral order entered by the Bankruptcy Court in connection with the Chapter 11 Proceeding, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 Proceeding. Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control. In the event that cash on hand and cash flow from operation is not sufficient to meet our liquidity needs, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited if it is available at all. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the U.S. Debtors, the Bankruptcy Court may convert our Chapter 11 bankruptcy case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of executory contracts in connection with cessation of operations.
We may be subject to claims that will not be discharged in the Chapter 11 Proceeding, which could have a material adverse effect on our financial condition and results or operations.
The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to July 20, 2016 or before confirmation of the Chapter 11 plan of reorganization (i) would be subject to compromise and/or treatment under the Chapter 11 plan of reorganization and/or (ii) would be discharged in accordance with the terms of the Chapter 11 plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Our financial results may be volatile and may not reflect historical trends.
During the Chapter 11 Proceeding, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing.
In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.
Transfers of our equity, or issuances of equity in connection with our Chapter 11 Proceeding, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.
Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation of a plan of reorganization, it is possible that an “ownership change” may be deemed to occur. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation. Even if the net operating loss carryforwards is subject to limitation under Section 382, the net operating losses can be reduced from the amount of discharge of indebtedness arising in a Chapter 11 case under Section 108 of the Internal Revenue Code.
Loss of additional personnel could adversely affect our operations.
Our operations are dependent on a relatively small group of key management personnel, including our executive officers. Our recent liquidity issues and our Chapter 11 Proceeding have created distractions and uncertainty for our key management personnel and our employees. As a result, we have experienced and may continue to experience increased levels of employee attrition. Because competition for experienced personnel in our industry can be intense, we may be unable to find acceptable replacements with comparable skills and experience and their loss could adversely affect our ability to operate our business. In addition, a loss of key personnel or material erosion of employee morale, at the corporate and field levels, could have a material adverse effect on our ability to meet customer and counterparty expectations, thereby adversely affecting our business and results of operations.
We participate in a capital-intensive industry, and we may not be able to finance future growth of our operations or future acquisitions, which could adversely affect our operations and financial position.

Since the beginning of 2011, our growth has been funded by cash flows from operations, borrowings under our credit facilities and the net proceeds we received from our initial public offering, which closed on August 3, 2011. As of June 30, 2016, we had $284.4 million outstanding under our Revolver and $15.1 million in letters of credit, and as of August 5, 2016, we had $284.4 million outstanding under our Revolver and $15.1 million in letters of credit. Subsequent to June 30, 2016, we have used the remaining availability under our $300.0 million Revolver, so we currently do not have access to further extensions of credit. As a result, absent the issuance of additional securities, alternative financing arrangements or the repayment of outstanding borrowings under our Revolving Credit Facility, cash flow from operations and our existing cash on hand may be the sole source of funding for our operations. Please see “Liquidity and Capital Resources - Description of Our Credit Agreement” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about our Revolver and other facilities under our Credit Agreement, including the financial and other restrictive covenants contained therein.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes share repurchase activity for the six months ended June 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under Such Program
January 1 - January 31	6,800	$4.76	—	—
February 1 - February 28	120,618	$2.19	—	—
March 1 - March 31	63,582	$1.77	—	—
April 1 - April 30	8,065	$1.92	—	—
May 1 - May 31	970	$0.84	—	—
June 1 - June 30	105,593	$0.55	—	—

(a)
Represents shares that were withheld by the Company to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares. The value of such shares is based on the closing price of our common shares on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Please see "Recent Developments - Commencement of Chapter 11 Proceeding and Restructuring Support Agreement" in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation"; Note 1 - Organization, Nature of Business, Chapter 11 Proceedings and Summary of Significant Accounting Policies and Note 2 – Debt and Capital Lease Obligations in Part I, Item 1 “Financial Statements”; and “Risk Factors” in Part II, Item 1A of this Quarterly Report, which information is incorporated in this Part II, Item 3 by reference.

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

10.1
Temporary Limited Waiver Agreement, dated May 10, 2016 and effective as of March 31, 2016, by and between C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co., certain other Loan Parties identified on the signature pages thereto, Bank of America, N.A., in its capacity as Administrative Agent under the Credit Agreement, and the certain lenders appearing on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, filed on May 10, 2016 (File No. 000-55404)).

10.2
Forbearance Agreement, dated as of May 31, 2016, by and between C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co., certain other Loan Parties identified on the signature pages thereto and Bank of America, N.A., in its capacity as Administrative Agent under the Credit Agreement and on behalf of the lenders agreeing thereto. (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on June 1, 2016 (File No. 000-55404)).

10.3
Second Forbearance Agreement, dated as of June 30, 2016, by and between C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co., certain other Loan Parties identified on the signature pages thereto and Cortland Capital Market Services LLC, in its capacity as Administrative Agent under the Credit Agreement and on behalf of the lenders agreeing thereto. (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on June 30, 2016 (File No. 000-55404)).

10.4
Amendment and Extension of Forbearance Period Under Second Forbearance, dated as of July 15, 2016, by and between C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co., certain other Loan Parties identified on the signature pages thereto and Cortland Capital Market Services LLC, in its capacity as Administrative Agent under the Credit Agreement and on behalf of the lenders agreeing thereto. (incorporated herein by reference to Exhibit 10.2 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on July 18, 2016 (File No. 000-55404)).

10.5
Restructuring Support and Lock-Up Agreement, dated as of July 8, 2016, by and among C&J Energy Services Ltd. and its direct and indirect subsidiaries that are parties to the Credit Agreement and certain Lenders party thereto. (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on July 11, 2016 (File No. 000-55404)).

10.6
First Amendment to Restructuring Support and Lock-Up Agreement, dated as of July 14, 2016, by and among C&J Energy Services Ltd. and its direct and indirect subsidiaries that are parties to the Credit Agreement and certain Lenders party thereto. (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on July 18, 2016 (File No. 000-55404)).

10.7
Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of July 29, 2016, by and among the Company, the other Debtors party thereto, the lenders party thereto and Cortland Capital Market Services, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on August 3, 2016 (File No. 000-55404)).

+ 10.8
First Amendment to Employment Agreement by and between C&J Energy Services Ltd. and Donald J. Gawick. (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on June 29, 2016 (File No. 000-55404)).

+ 10.9
Employment Agreement by and between C&J Energy Services Ltd. and Mark Cashiola. (incorporated herein by reference to Exhibit 10.2 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on June 29, 2016 (File No. 000-55404)).

+ 10.10
Employment Agreement by and between C&J Energy Services Ltd. and Danielle Hunter. (incorporated herein by reference to Exhibit 10.3 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on June 29, 2016 (File No. 000-55404)).

+ 10.11
Waiver and Release Agreement with Randy McMullen, dated June 13, 2016 (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on June 17, 2016 (File No. 000-55404)).

+ 10.12	Waiver and Release Agreement with Ted Moore, dated June 13, 2016 (incorporated herein by ref1729, 2016 (File No. 000-55404)).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
+	Management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&J Energy Services Ltd.

Date:	August 9, 2016	By:	/s/ Donald J. Gawick
Donald J. Gawick
Chief Executive Officer, President and Director
(Principal Executive Officer)

		By:	/s/ Mark C. Cashiola
Mark C. Cashiola
Chief Financial Officer
(Principal Financial Officer)

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

10.1
Temporary Limited Waiver Agreement, dated May 10, 2016 and effective as of March 31, 2016, by and between C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co., certain other Loan Parties identified on the signature pages thereto, Bank of America, N.A., in its capacity as Administrative Agent under the Credit Agreement, and the certain lenders appearing on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, filed on May 10, 2016 (File No. 000-55404)).

10.2
Forbearance Agreement, dated as of May 31, 2016, by and between C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co., certain other Loan Parties identified on the signature pages thereto and Bank of America, N.A., in its capacity as Administrative Agent under the Credit Agreement and on behalf of the lenders agreeing thereto. (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on June 1, 2016 (File No. 000-55404)).

10.3
Second Forbearance Agreement, dated as of June 30, 2016, by and between C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co., certain other Loan Parties identified on the signature pages thereto and Cortland Capital Market Services LLC, in its capacity as Administrative Agent under the Credit Agreement and on behalf of the lenders agreeing thereto. (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on June 30, 2016 (File No. 000-55404)).

10.4
Amendment and Extension of Forbearance Period Under Second Forbearance, dated as of July 15, 2016, by and between C&J Energy Services Ltd., CJ Lux Holdings S.à r.l., CJ Holding Co., certain other Loan Parties identified on the signature pages thereto and Cortland Capital Market Services LLC, in its capacity as Administrative Agent under the Credit Agreement and on behalf of the lenders agreeing thereto. (incorporated herein by reference to Exhibit 10.2 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on July 18, 2016 (File No. 000-55404)).

10.5
Restructuring Support and Lock-Up Agreement, dated as of July 8, 2016, by and among C&J Energy Services Ltd. and its direct and indirect subsidiaries that are parties to the Credit Agreement and certain Lenders party thereto. (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on July 11, 2016 (File No. 000-55404)).

10.6
First Amendment to Restructuring Support and Lock-Up Agreement, dated as of July 14, 2016, by and among C&J Energy Services Ltd. and its direct and indirect subsidiaries that are parties to the Credit Agreement and certain Lenders party thereto. (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on July 18, 2016 (File No. 000-55404)).

10.7
Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of July 29, 2016, by and among the Company, the other Debtors party thereto, the lenders party thereto and Cortland Capital Market Services, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on August 3, 2016 (File No. 000-55404)).

+ 10.8
First Amendment to Employment Agreement by and between C&J Energy Services Ltd. and Donald J. Gawick. (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on June 29, 2016 (File No. 000-55404)).

+ 10.9
Employment Agreement by and between C&J Energy Services Ltd. and Mark Cashiola. (incorporated herein by reference to Exhibit 10.2 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on June 29, 2016 (File No. 000-55404)).

+ 10.10
Employment Agreement by and between C&J Energy Services Ltd. and Danielle Hunter. (incorporated herein by reference to Exhibit 10.3 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on June 29, 2016 (File No. 000-55404)).

+ 10.11
Waiver and Release Agreement with Randy McMullen, dated June 13, 2016 (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on June 17, 2016 (File No. 000-55404)).

+ 10.12
Waiver and Release Agreement with Ted Moore, dated June 13, 2016 (incorporated herein by reference to Exhibit 10.2 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on June 17, 2016 (File No. 000-55404)).

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