Form 10-Q
period 2016-09-30
C&J Energy Services Ltd.
filed 2016-11-07
CIK 1615817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.01 per share, outstanding at November 4, 2016, was 119,568,676.

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

-i-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,411	$25,900
Accounts receivable, net of allowance of $2,537 at September 30, 2016 and $7,917 at December 31, 2015	151,986	274,691
Inventories, net	73,082	102,257
Prepaid and other current assets	51,313	72,560
Deferred tax assets	5,958	9,035
Total current assets	383,750	484,443
Property, plant and equipment, net of accumulated depreciation of $644,182 at September 30, 2016 and $499,894 at December 31, 2015	1,017,183	1,210,441
Other assets:
Goodwill	—	307,677
Intangible assets, net	84,307	147,861
Deferred financing costs, net of accumulated amortization of $6,396 at December 31, 2015	—	14,355
Other noncurrent assets	36,602	34,175
Total assets	$1,521,842	$2,198,952
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$43,553	$184,859
Payroll and related costs	18,474	10,516
Accrued expenses	59,365	52,069
DIP Facility	25,000	—
Current portion of debt and capital lease obligations	—	13,433
Related party payables	—	28,206
Other current liabilities	1,307	1,785
Total current liabilities	147,699	290,868
Deferred tax liabilities	28,716	149,151
Long-term debt and capital lease obligations, net of original issue discount and deferred financing costs of $86,368 at December 31, 2015	—	1,108,123
Other long-term liabilities	12,897	18,167
Total liabilities not subject to compromise	189,312	1,566,309
Liabilities subject to compromise	1,514,551	—
Commitments and contingencies
Shareholders' equity:
Common shares, par value of $0.01, 750,000,000 shares authorized, 119,581,014 issued and outstanding at September 30, 2016 and 120,420,120 issued and outstanding at December 31, 2015	1,196	1,204
Additional paid-in capital	1,007,296	997,766
Accumulated other comprehensive loss	(2,290)	(4,025)
Retained deficit	(1,188,223)	(362,302)
Total shareholders' equity (deficit)	(182,021)	632,643
Total liabilities and shareholders’ equity (deficit)	$1,521,842	$2,198,952
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$232,537	$427,497	$727,320	$1,339,878
Costs and expenses:
Direct costs	216,841	385,879	708,377	1,151,522
Selling, general and administrative expenses	48,825	60,977	182,205	188,424
Research and development	1,797	4,916	5,959	13,311
Depreciation and amortization	51,321	74,731	164,557	193,685
Impairment expense	—	394,191	430,406	394,191
(Gain) loss on disposal of assets	(694)	141	4,220	(365)
Operating loss	(85,553)	(493,338)	(768,404)	(600,890)
Other income (expense):
Interest expense, net	(8,158)	(28,396)	(155,559)	(57,448)
Other income (expense), net	7,075	(2,644)	12,397	(1,073)
Total other income (expense)	(1,083)	(31,040)	(143,162)	(58,521)
Loss before reorganization items and income taxes	(86,636)	(524,378)	(911,566)	(659,411)
Reorganization items	40,877	—	40,877	—
Income tax benefit	(21,123)	(69,362)	(126,522)	(108,611)
Net loss	$(106,390)	$(455,016)	$(825,921)	$(550,800)
Net loss per common share:
Basic	$(0.90)	$(3.89)	$(6.99)	$(5.62)
Diluted	$(0.90)	$(3.89)	$(6.99)	$(5.62)
Weighted average common shares outstanding:
Basic	118,626	117,019	118,196	98,061
Diluted	118,626	117,019	118,196	98,061

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(106,390)	$(455,016)	$(825,921)	$(550,800)

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(288)	(1,372)	1,735	(2,712)
Comprehensive loss	$(106,678)	$(456,388)	$(824,186)	$(553,512)
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Common Shares		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings (Deficit)	Total
	Number of Shares	Amount, at $0.01 par value
Balance, December 31, 2014	55,333	$553	$271,104	$(45)	$510,240	$781,852
Issuance of common shares, net of issuance costs	62,542	625	709,642	—	—	710,267
Issuance of restricted shares, net of forfeitures	2,613	26	3,006	—	—	3,032
Employee tax withholding on restricted shares vesting	(222)	(2)	(2,619)	—	—	(2,621)
Issuance of common shares for stock options exercised	154	2	451	—	—	453
Tax effect of share-based compensation	—	—	(2,367)	—	—	(2,367)
Share-based compensation	—	—	18,549	—	—	18,549
Net loss	—	—	—	—	(872,542)	(872,542)
Foreign currency translation loss	—	—	—	(3,980)	—	(3,980)
Balance, December 31, 2015	120,420	1,204	997,766	(4,025)	(362,302)	632,643
Forfeitures of restricted shares	(529)	(5)	5	—	—	—
Employee tax withholding on restricted shares vesting	(310)	(3)	(406)	—	—	(409)
Tax effect of share-based compensation	—	—	(5,592)	—	—	(5,592)
Share-based compensation	—	—	15,523	—	—	15,523
Net loss	—	—	—	—	(825,921)	(825,921)
Foreign currency translation gain	—	—	—	1,735	—	1,735
Balance, September 30, 2016*	119,581	$1,196	$1,007,296	$(2,290)	$(1,188,223)	$(182,021)

*	Unaudited
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(825,921)	$(550,800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	164,557	193,685
Impairment expense	430,406	394,191
Inventory write-down	13,399	—
Earnout adjustment	(4,700)	—
Deferred income taxes	(126,522)	(93,851)
Provision for doubtful accounts, net of write-offs	1,021	4,516
Equity in earnings from unconsolidated affiliate	4,126	(585)
(Gain) loss on disposal of assets	4,220	(365)
Share-based compensation expense	15,523	13,916
Amortization of deferred financing costs	49,318	8,680
Accretion of original issue discount	52,913	4,141
Reorganization items, net	37,582	—
Changes in operating assets and liabilities:
Accounts receivable	125,911	259,049
Inventory	7,624	18,656
Prepaid and other current assets	19,640	(8,182)
Accounts payable	(91,481)	(161,708)
Payroll and related costs and accrued expenses	43,780	25,130
Income taxes payable	5,187	(109)
Deposits and other	(9,327)	(3,960)
Net cash provided by (used in) operating activities	(82,744)	102,404
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(44,606)	(141,491)
Proceeds from disposal of property, plant and equipment	30,775	2,743
Investment in unconsolidated affiliate	(408)	—
Payments made for business acquisitions, net of cash acquired	(1,419)	(663,303)
Net cash used in investing activities	(15,658)	(802,051)
Cash flows from financing activities:
Proceeds from revolving debt	174,000	271,000
Payments on revolving debt	(10,600)	(492,000)
Proceeds from term loans	—	1,001,400
Payments on term loans	(2,650)	(5,300)
Proceeds from DIP Facility	24,500	—
Payments of capital lease obligations	(2,171)	(3,058)
Financing costs	(1,009)	(55,400)
Proceeds from issuance of common shares for stock options exercised	—	295
Registration costs associated with issuance of common shares	—	(1,690)
Employee tax withholding on restricted shares vesting	(409)	(2,620)
Excess tax expense from share-based compensation	(5,592)	(2,401)
Net cash provided by financing activities	176,069	710,226

Effect of exchange rate changes on cash	(2,156)	2,534

Net increase in cash and cash equivalents	75,511	13,113
Cash and cash equivalents, beginning of period	25,900	10,017
Cash and cash equivalents, end of period	$101,411	$23,130

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Organization, Nature of Business and Summary of Significant Accounting Policies
Organization and Nature of Business
C&J Energy Services Ltd. (together with its consolidated subsidiaries, “C&J” or the “Company”) provides well construction, well completions, well support and other complementary oilfield services to oil and gas exploration and production companies primarily in North America. As one of the largest completion and production services companies in North America, C&J offers a full, vertically integrated suite of services involved in the entire life cycle of the well, including hydraulic fracturing, cased-hole wireline, coiled tubing, cementing, rig services, fluids management services and other special well site services. The Company provides its core services in all of the major oil and gas producing regions of the continental United States and Western Canada.
On March 24, 2015, C&J Energy Services, Inc. (“Legacy C&J”) and Nabors Industries Ltd. (“Nabors”) completed the combination of Legacy C&J with Nabors’ completion and production services business (the “C&P Business”), whereby Legacy C&J became a subsidiary of C&J Energy Services Ltd. (the “Merger”). The resulting combined company is currently led by the former management team of Legacy C&J.
Upon the closing of the Merger, shares of common stock of Legacy C&J were converted into common shares of C&J on a 1-for-1 basis and C&J's common shares began trading on the New York Stock Exchange ("NYSE") under the ticker “CJES.” C&J is the successor issuer to Legacy C&J following the closing of the Merger and is deemed to succeed to Legacy C&J’s reporting history under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"). As discussed in more detail in Note 8 – Mergers and Acquisitions, Legacy C&J and Nabors determined that Legacy C&J possessed the controlling financial interest in C&J and subsequently concluded the business combination should be treated as a reverse acquisition with Legacy C&J as the accounting acquirer.
On July 20, 2016, the Company filed voluntary petitions for reorganization seeking relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in the Southern District of Texas, Houston Division. The Company's Chapter 11 proceeding is being administered under the caption "In re: CJ Holding Co., et al., Case No. 16-33590." Additionally, the Company commenced ancillary proceedings in Canada on behalf of its Canadian subsidiaries and a provisional liquidation proceeding in Bermuda on behalf of certain of its Bermudian subsidiaries. The Company is continuing operations and management of its assets in the ordinary course as debtors-in-possession under the jurisdiction of the bankruptcy court in accordance with the applicable provisions of the United States Bankruptcy Code and orders of the bankruptcy court. See Note 2 - Chapter 11 Proceeding for additional information about the Company's Chapter 11 Proceeding.
As noted above, the Company was listed on the NYSE under the symbol "CJES" prior to the suspension of trading of its common shares on July 20, 2016, in connection with the commencement of the Chapter 11 Proceeding. The Company's common shares resumed trading on the OTC Markets Group Inc.'s OTC Pink under the symbol "CJESQ" on July 21, 2016.
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

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As a result of the Merger, the Company revised its reportable segments late in the first quarter of 2015. The Company’s revised reportable segments are: (1) Completion Services, which includes the Company's hydraulic fracturing services, cased-hole wireline services, coiled tubing services and other stimulation services; (2) Well Support Services, which includes the Company's rig services, fluids management services, and other special well site services; and (3) Other Services, which includes the Company’s smaller service lines and divisions, such as cementing services, equipment manufacturing and repair, and research and technology. The Company manages several of its vertically integrated businesses through its research and technology division, including its directional drilling services and products, its data acquisition and control instruments provider and its artificial lift applications provider.
This segment structure reflects the financial information and reports used by the Company’s management, specifically its Chief Operating Decision Maker, to make decisions regarding the Company’s business, including resource allocations and performance assessments. This segment structure reflects the Company’s current operating focus in compliance with Accounting Standards Codification ("ASC") No. 280 - Segment Reporting. See Note 7 – Segment Information for further discussion regarding the Company’s reportable segments.
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
For the three and nine months ended September 30, 2016, the Company has applied the Financial Accounting Standards Board ("FASB") ASC 852 - Reorganizations, in preparing the consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the Chapter 11 Proceeding from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the Chapter 11 Proceeding will be recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the Chapter 11 Proceeding will be classified on the balance sheet in liabilities subject to compromise. These liabilities will be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.
Going Concern. These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. These principles assume that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company incurred a net loss of $872.5 million during 2015 and $825.9 million for the nine months ended September 30, 2016. During the first quarter of 2016, low utilization and commodity price levels continued to negatively impact the Company's results of operations which caused the Company to be unable to comply with the Minimum Cumulative Consolidated EBITDA Covenant under the terms of the Credit Agreement measured as of March 31, 2016 (see Note 2 - Chapter 11 Proceeding and Note 3 - Debt and Capital Lease Obligations for the meaning of all defined terms contained within this Going Concern section), which led to the Company's entry into the Restructuring Support Agreement with the Supporting Lenders and subsequent commencement of the Chapter 11 Proceeding. The Restructuring Support Agreement contemplates the implementation of a restructuring of the Company through a debt-to-equity conversion and Rights Offering, which transaction will be effectuated through the Restructuring Plan, subject to Bankruptcy Court approval. The Restructuring Plan is expected to significantly reduce the Company’s indebtedness, including eliminating all amounts owed under the Credit Agreement, pursuant to a consensual debt-to-equity exchange. At this time, there is no assurance the Company will be able to restructure as a going concern or successfully propose or implement the Restructuring Plan.
Given the circumstances leading to the Company's decision to seek relief under Chapter 11 and the impact on its business, including its liquidity and the uncertainties associated with the Chapter 11 process, there is substantial doubt

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the substantial doubt about the Company's ability to continue as a going concern. For additional information, please see “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report.
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
Cash and Cash Equivalents. For purposes of the consolidated statement of cash flows, cash is defined as cash on-hand, demand deposits, and short-term investments with initial maturities of three months or less. The Company maintains its cash and cash equivalents in various financial institutions, which at times may exceed federally insured amounts. Management believes that this risk is not significant. Cash balances related to the Company's captive insurance subsidiaries, which totaled $16.7 million and $18.3 million at September 30, 2016 and December 31, 2015, respectively, are included in cash and cash equivalents in the consolidated balance sheets, and the Company expects to use these cash balances to fund the operations of the captive insurance subsidiaries and to settle future anticipated claims.

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
Inventories are stated at the lower of cost or market (net realizable value) on a first-in, first-out basis and appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$26,676	$34,720
Work-in-process	8,691	13,574
Finished goods	41,069	58,657
Total inventory	76,436	106,951
Inventory reserve	(3,354)	(4,694)
Inventory, net	$73,082	$102,257

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

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company concluded that the sharp fall in commodity prices during the second half of 2014 constituted a triggering event that resulted in a significant slowdown in activity across the Company’s customer base, which in turn has increased competition and put pressure on pricing for its services throughout 2015 and the first three quarters of 2016. Although the severity and extent of this continued downturn is uncertain, absent a significant recovery in commodity prices, activity and pricing levels may continue to decline in future periods. As a result of the triggering event during the fourth quarter of 2014, PP&E recoverability testing was performed throughout 2015 and the first three quarters of 2016 on the asset groups in each of the Company’s service lines. For the first six months of 2016, the recoverability testing for the coiled tubing, directional drilling, cementing, artificial lift applications and international coiled tubing asset groups yielded an estimated undiscounted net cash flow that was less than the carrying amount of the related assets. The estimated fair value for each respective asset group was compared to its carrying value, and impairment expense of $61.1 million was recognized during the first half of 2016 and allocated across each respective asset group's major classification. The impairment charge was primarily related to underutilized equipment in the Completion Services and Other Services segments.  The fair value of these assets was based on the projected present value of future cash flows that these assets are expected to generate. Should industry conditions not significantly improve or worsen, additional impairment charges may be required in future periods. Recoverability testing at September 30, 2016 resulted in no additional PP&E impairment charge.

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
Judgment is used in assessing whether goodwill should be tested for impairment more frequently than annually. Factors such as unexpected adverse economic conditions, competition, market changes and other external events may require more frequent assessments. During the third quarter of 2015, sustained low commodity price levels and the resulting impact on the Company’s results of operations, coupled with the sustained weakness in the Company’s share price were deemed triggering events that led to an interim period test for goodwill impairment. During the first quarter of 2016, commodity price levels remained depressed which materially and negatively impacted the Company's results of operations, and the further declines in the Company's share price led to another interim period test for goodwill impairment. See Note 4 - Goodwill and Other Intangible Assets for further discussion on impairment testing results.
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

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For further discussion of the application of this accounting policy regarding impairments, please see Note 4 - Goodwill and Other Intangible Assets.
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

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
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

Other Services Segment
Revenue within the Other Services Segment is generated from certain of the Company's smaller service lines and divisions, specifically including cementing services, equipment manufacturing and repair services, which includes the sale of oilfield parts and supplies used in completion and production services, and research and technology. Additionally, the Company manages several of its vertically integrated business through its research and technology division, including its directional drilling services and products, its data acquisition and control instruments provider and its artificial lift applications provider.
With respect to its directional drilling services, the Company provides these services on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few days to multiple weeks. The Company typically charges the customer for some of its directional drilling services on a per day basis, while other components are

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Share-Based Compensation. The Company’s share-based compensation plans provide the ability to grant equity awards to the Company’s employees, consultants and non-employee directors. As of September 30, 2016, only nonqualified stock options and restricted shares had been granted under such plans. The Company values option grants based on the grant date fair value by using the Black-Scholes option-pricing model and values restricted share grants based on the closing price of C&J’s common shares on the grant date. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for the entire award. Further information regarding the Company’s share-based compensation arrangements and the related accounting treatment can be found in Note 5 – Share-Based Compensation.
Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and capital lease obligations. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and the Debtor-in-Possession credit facility approximate their fair values given the short-term nature of these instruments. The following table compares the carrying value of the Company's term debt instruments to their fair value as of September 30, 2016. As of September 30, 2016, the Five-Year Term Loans and the Seven-Year Term Loans are classified as liabilities subject to compromise in the Company's consolidated balance sheet. (See Note 3 – Debt and Capital Lease Obligations for further discussion regarding the Company’s Credit Facilities and for the meaning of all defined terms contained within this Fair Value of Financial Instruments section):

	September 30, 2016
	Carrying Value	Fair Value
	(In thousands)
Five-Year Term Loans	$569,250	$478,170
Seven-Year Term Loans	$480,150	$401,213
The Company estimated the fair values of its term debt using quoted market prices in an active market. As a result, the Company considers this a Level 1 fair value measurement within the fair value hierarchy.
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

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As of September 30, 2016, the Company has federal, state and international net operating loss carryforwards that will expire in the years 2021 through 2036. After considering the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, the Company established a valuation allowance due to the uncertainty regarding the ultimate realization of the deferred tax assets.
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
The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are reversed in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination. Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. The Company had no uncertain tax positions as of September 30, 2016.
The effective tax rate was a benefit of 13.3% for the nine month period ended September 30, 2016 as compared to a 16.5% provision for the nine month period ended September 30, 2015. The effective tax rate, and resulting benefit, is less than the expected statutory rate primarily due to impairment charges recorded in the first half of 2016 that were not deductible for tax and valuation allowances applied against certain deferred tax assets, including net operating loss carryforwards.
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

The following is a reconciliation of the components of the basic and diluted loss per share calculations for the applicable periods:

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Numerator:
Net loss attributed to common shareholders	$(106,390)	$(455,016)	$(825,921)	$(550,800)
Denominator:
Weighted average common shares outstanding	118,626	117,019	118,196	98,061
Effect of potentially dilutive common shares:
Stock options	—	—	—	—
Restricted shares	—	—	—	—
Weighted average common shares outstanding and assumed conversions	118,626	117,019	118,196	98,061
Loss per common share:
Basic	$(0.90)	$(3.89)	$(6.99)	$(5.62)
Diluted	$(0.90)	$(3.89)	$(6.99)	$(5.62)
A summary of securities excluded from the computation of basic and diluted loss per share is presented below for the applicable periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Basic loss per share:
Restricted shares	970	3,367	1,732	2,378
Diluted loss per share:
Anti-dilutive stock options	5,016	4,819	4,873	3,304
Anti-dilutive restricted shares	970	3,043	1,724	1,770
Potentially dilutive securities excluded as anti-dilutive	5,986	7,862	6,597	5,074
Recent Accounting Pronouncements. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers ("ASU 2015-14"), which deferred the effective date of ASU 2014-09 for all entities by one year and is effective for the Company's fiscal year beginning January 1, 2018.  ASU 2015-14 permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact, if any, of adopting this new accounting standard on its results of operations and financial position.

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

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends U.S. GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments in ASU 2016-13 are effective for interim and annual reporting periods beginning after December 15, 2019, although it may be adopted one year earlier, and requires a modified retrospective transition approach. The Company is currently evaluating the impact this standard will have on its results of operations and financial position.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force ("ASU 2016-15"), which makes target changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, and early application is permitted. The Company is currently evaluating the impact of adopting this new accounting standard on its results of operations and financial position.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires an entity to recognize the income tax consequences of an intra-entity asset transfer, other than an intra-entity asset transfer of inventory, when the transfer occurs. The ASU is effective for the interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years,

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and early application is permitted. The Company is currently evaluating the impact of adopting this new accounting standard on its results of operations and financial position.

Note 2 - Chapter 11 Proceeding
Overview
On July 8, 2016, C&J and certain of its direct and indirect subsidiaries, including C&J Corporate Services (Bermuda) Ltd. (together with C&J, collectively the “Bermudian Entities”), C&J Energy Production Services-Canada Ltd. and Mobile Data Technologies Ltd. (together, the “Canadian Entities”), entered into a Restructuring Support and Lock-Up Agreement (the “Restructuring Support Agreement”), with certain lenders (the “Supporting Lenders”) holding approximately 90% of the secured claims and interests arising under the Credit Agreement, dated as of March 24, 2015 (as amended and otherwise modified, the “Credit Agreement”). The Restructuring Support Agreement contemplates the implementation of a restructuring of the Company, including eliminating all amounts owed under the Company’s Credit Agreement, through a debt-to-equity conversion and equity rights offering, which transaction will be effectuated through a plan of reorganization (the “Restructuring Plan”) under Chapter 11 of Title 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”), which will be subject to the approval of the United States Bankruptcy Court in the Southern District of Texas, Houston Division (the “Bankruptcy Court”).
To implement the restructuring, on July 20, 2016 (the "Petition Date"), the Company and certain other subsidiaries of the Company (the "Debtors" or the "Reorganized Debtors") filed voluntary petitions for reorganization (the "Bankruptcy Petitions") seeking relief under the provisions of Chapter 11 with the Bankruptcy Court. These Chapter 11 cases are being administered under the caption "In re: CJ Holding Co., et al., Case No. 16-33590", and the Company commenced ancillary proceedings in Canada on behalf of the Canadian Entities and a provisional liquidation proceeding in Bermuda on behalf of the Bermudian Entities (collectively, the "Chapter 11 Proceeding"). Throughout the Chapter 11 Proceeding, the Debtors will continue operations and management of their assets in the ordinary course as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
In accordance with the Restructuring Support Agreement, the Debtors filed the Restructuring Plan with the Bankruptcy Court on August 19, 2016, with a first amendment to the Restructuring Plan filed on September 28, 2016 and a second amendment filed on November 3, 2016. The key terms of the restructuring included in the Restructuring Plan are as follows:
•Debt-to-equity Conversion: The Supporting Lenders will be issued new common equity in the reorganized Company ("New Equity"), and all of the existing shares of C&J common equity will be canceled as of the effective date of the Restructuring Plan (the "Effective Date").
•The Rights Offering:  Certain of the Supporting Lenders (the "Backstop Parties") have agreed to provide an equity rights offering for an investment in the Company in an amount of up to $200 million as part of the approved Restructuring Plan (the “Rights Offering”). The Rights Offering will be consummated on the Effective Date pursuant to a Backstop Commitment Agreement, which will also provide for a commitment premium of 5% of the $200 million committed amount payable in New Equity to the Backstop Parties (the “Backstop Fee”). The Rights Offering shares will be issued at a price that reflects a discount of 20% to the Restructuring Plan value, provided that the Restructuring Plan value will not be greater than $750 million.
•DIP Facility: Certain of the Supporting Lenders (the “DIP Lenders”) are providing a superpriority secured delayed draw term loan facility to the Company in an aggregate principal amount of up to $100 million (the “DIP Facility”). As further discussed below, on July 25, 2016, the Bankruptcy Court entered an order approving the Debtors’ entry into the DIP Facility on an interim basis, pending a final hearing. On July 29, 2016, the Debtors entered into a superpriority secured debtor-in-possession credit agreement, among the Debtors, the DIP Lenders and Cortland Capital Market Services LLC, as Administrative Agent (the “DIP Credit Agreement”), which sets forth the terms and conditions of the DIP Facility. On September 25, 2016, the Bankruptcy Court entered a final order approving entry into the DIP Facility and DIP Credit Agreement. The Company is required to repay all amounts outstanding under the DIP Facility on the Effective Date.
•The Exit Facility:  The Company is evaluating various financing options which will take effect upon emergence from its Chapter 11 proceeding, including entry into a senior secured revolving asset-based lending credit facility to

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

be arranged and provided by one or more commercial lending institutions in a minimum amount of $100 million (the "Exit Facility"). Entry into the Exit Facility will require that the Debtors, the Backstop Parties and certain other Supporting Lenders agree that such a financing facility is in the best interests of the Reorganized Debtors.
•The New Warrants:  On the Effective Date, the Company will issue new seven-year warrants exercisable on a net-share settled basis into up to 6% of the New Equity at a strike price of $1.55 billion (the “New Warrants”). New Warrants representing up to 2% of the New Equity will be issued to existing holders of C&J common equity, provided that such holders vote as a class to accept the Restructuring Plan, and the remaining New Warrants representing up to 4% of the New Equity will be issued to the Debtors' general unsecured creditors.
•Distributions:  The DIP Lenders will receive payment in full in cash on the Effective Date from cash on hand and proceeds from the Rights Offering and Exit Facility, as applicable. The Supporting Lenders will receive all of the New Equity, subject to dilution on account of the Management Incentive Plan (as defined below), the Rights Offering, the Backstop Fee and the New Warrants, along with all of the subscription rights under the Rights Offering. Under the Restructuring Plan, mineral contractor claimants will be paid in full in the ordinary course of business. Additionally, subject to the terms of the Plan, certain other unsecured claimants will share in a $33.0 million cash recovery pool, plus a portion of the New Warrants, as described above.
•Management Incentive Plan: 10% of the New Equity will be reserved for a management incentive program to be issued to management of the reorganized Company after the Effective Date at the discretion of the board of the reorganized Company (the “Management Incentive Plan”).
•Governance: The board of the reorganized Company will be appointed by the Supporting Lenders and will include the reorganized Company’s Chief Executive Officer.
•Releases: The Restructuring Plan contemplates certain releases relating to the Company, the Supporting Lenders, including the Backstop Parties and DIP Lenders, the UCC and its members, and holders of claims and interests, which will take effect upon the Effective Date. Further, all indemnification provisions for current and former directors, officers, managers, employees, attorneys, accountants, investments bankers, and other professionals of the Company, as applicable, will remain in place after the restructuring.
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
The Restructuring Support Agreement contains certain Plan-related milestones, including deadlines: (a) to file the Restructuring Plan and related disclosure statement; (b) for entry of interim and final DIP orders; (c) for entry of the disclosure statement order; (d) for entry of the confirmation order; and (e) for the Effective Date to occur. The Supporting Lenders may agree to extend the foregoing milestones, and in one case the Supporting Lenders agreed to extend the milestone related to entry of the final order approving the DIP Facility.

On November 4, 2016, the Bankruptcy Court approved the Disclosure Statement, finding that the Disclosure Statement contains adequate information as required by the Bankruptcy Code. The Debtors intend to launch solicitation of acceptances of the Restructuring Plan, as required by the Bankruptcy Code, as soon as reasonably practicable thereafter. A hearing with respect to confirmation of the Restructuring Plan is expected to take place on December 16, 2016, and the Company expects to emerge from the Chapter 11 Proceeding in the following weeks.

Reorganization Process
On and after the Petition Date, the Bankruptcy Court issued certain additional interim and final orders with respect to the Company's’ first-day motions and other operating motions that allow the Company to operate the business in the ordinary course. The first-day motions provided for, among other things, the payment of certain pre-petition employee expenses and benefits, the use of the Company’s existing cash management system, the payment of certain pre-petition amounts to certain

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

critical vendors and mineral lien claimants, the ability to pay certain pre-petition taxes and regulatory fees, and the payment of certain pre-petition claims owed on account of insurance policies and programs. With respect to those first-day motions for which only interim approval had been initially granted, the Bankruptcy Court has since issued final orders on all such motions as of September 30, 2016.
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
Under Chapter 11, the Restructuring Plan will determine the rights and satisfaction of claims and interests of various creditors and security holders and will be subject to the ultimate outcome of negotiations and the Bankruptcy Court’s decisions through the date on which the Restructuring Plan is confirmed. As noted above, the Debtors filed the Restructuring Plan with the Bankruptcy Court on August 19, 2016 with a subsequent first amendment to the Restructuring Plan filed on September 28, 2016. The proposed Restructuring Plan, among other things, provides mechanisms for treatment of the Debtors’ pre-petition obligations, treatment of the Company’s existing equity holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to the reorganized Company. The proposed Chapter 11 plan was subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors, including the Supporting Lenders and other interested parties, and thereafter in response to further discussions with parties in interest and the Company's further analysis. There can be no assurance that the Debtors will be able to secure approval for the Restructuring Plan or any other Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors’ creditors.
Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a Chapter 11 plan. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of the Restructuring Plan. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. The Restructuring Plan and any other proposed Chapter 11 plan could result in holders of certain liabilities and/or securities, including common shares, receiving no distribution on account of their interests. Because of such possibilities, there is significant uncertainty regarding the value of the Company's liabilities and securities, including its common shares. At this time, there is no assurance the Company will be able to restructure as a going concern or successfully implement the Restructuring Plan or any other proposed Chapter 11 plan.
The Company has filed schedules and statements with the Bankruptcy Court setting forth, among other things, the assets and liabilities of each of the Debtors. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units are required to file proofs of claim by the deadline for general claims, (the “bar date”), which was set by the Bankruptcy Court as November 8, 2016. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and will be reconciled and resolved to within an immaterial amount in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently asserted.
Liabilities Subject to Compromise
The Company has segregated liabilities and obligations whose treatment and satisfaction are dependent on the outcome of its reorganization under the Chapter 11 Proceeding and has classified these items as liabilities subject to compromise. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities of the Debtors, as well as all pending litigation against the Debtors, are stayed while the Company is subject to the Chapter 11 Proceeding. The ultimate

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amount and treatment for these types of liabilities will be subject to the claims resolution processes in the Chapter 11 Proceeding and the terms of any plan of reorganization confirmed by the Bankruptcy Court in the Chapter 11 Proceeding. Liabilities subject to compromise includes only those liabilities that are obligations of the Debtors and excludes the obligations of the Company's non-debtor subsidiaries. Those liabilities subject to compromise may vary significantly from the stated amounts of claims filed with the Bankruptcy Court. Obligations classified as liabilities subject to compromise may be subject to future adjustments depending on the decisions of the Bankruptcy Court in the Chapter 11 Proceeding, further developments with respect to potential disputed claims and/or determination as to the value of any collateral securing claims or other events. Further, additional claims may arise subsequent to the Petition Date resulting from the rejection of executory contracts and from a determination by the Bankruptcy Court, or agreed to by parties in interest, of allowed claims for disputed amounts.
Interest expense incurred subsequent to the Company's Chapter 11 filing is recognized only to the extent that it will be paid during the cases or that it is probable that it will be an allowed claim. Principal and interest payments may not be made on pre-petition debt subject to compromise without approval from the Bankruptcy Court or until a plan of reorganization defining the repayment terms, if any, has been confirmed. In addition, the Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or undersecured claims. As a result, the Company has not accrued interest that it believes is not probable of being treated as an allowed claim in the Chapter 11 Proceeding. For the three and nine months ended September 30, 2016, the Company did not accrue interest totaling $26.6 million under the Credit Agreement subsequent to the Petition Date.
As of September 30, 2016, the Company classified the entire principal balance of the Revolving Credit Facility, the Five-Year Term Loans and the Seven-Year Term Loans (see Note 3 - Debt and Capital Lease Obligations for defined terms), as well as interest that was accrued but unpaid as of the Petition Date, as liabilities subject to compromise in accordance with ASC 852 - Reorganizations. The components of liabilities subject to compromise are as follows (in thousands):

September 30, 2016
Revolving Credit Facility	$284,400
Five-Year Term Loans	569,250
Seven-Year Term Loans	480,150
Total debt subject to compromise	1,333,800
Accrued interest on debt subject to compromise	37,516
Accounts payable and other estimated allowed claims	80,523
Capital lease obligations	32,702
Related party payables	30,010
Total liabilities subject to compromise	$1,514,551
Reorganization Items
The Company classifies all income, expenses, gains or losses that are incurred or realized as a result of the Chapter 11 Proceeding as reorganization items in its consolidated statements of operations. In addition, the Company reports professional fees and related costs associated with and incurred during the Chapter 11 Proceeding as reorganization items. The components of reorganization items are as follows (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Professional fees	$21,451	$21,451
Contract termination settlements	19,548	19,548
Vendor claims adjustment	(122)	(122)
Total reorganization items	$40,877	$40,877

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with the requirements of ASC 852 - Reorganizations, the following are condensed combined financial statements of the Debtor entities:

C&J ENERGY SERVICES LTD. AND CERTAIN SUBSIDIARIES (DEBTOR-IN-POSSESSION) (1)
CONDENSED COMBINED BALANCE SHEET
(In thousands)

September 30, 2016
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,135
Accounts receivable, net of allowance of $2,537	151,278
Inventories, net	68,872
Prepaid and other current assets	54,541
Deferred tax assets	5,706
Total current assets	363,532
Property, plant and equipment, net of accumulated depreciation of $642,798	1,016,563
Intangible assets, net	61,465
Investments in non-debtor subsidiaries	22,893
Intercompany receivables from non-debtor subsidiaries	42,353
Other noncurrent assets	33,532
Total assets	$1,540,338
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$43,253
Accrued expenses and other	73,271
DIP Facility	25,000
Total current liabilities	141,524
Deferred tax liabilities	28,299
Intercompany payables to non-debtor subsidiaries	12,096
Other long-term liabilities	6,583
Total liabilities not subject to compromise	188,502
Liabilities subject to compromise	1,514,551
Total liabilities	1,703,053
Total shareholders' deficit	(162,715)
Total liabilities and shareholders’ deficit	$1,540,338

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C&J ENERGY SERVICES LTD. AND CERTAIN SUBSIDIARIES (DEBTOR-IN-POSSESSION) (1)
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenue	$232,330	$727,092
Costs and expenses:
Direct costs	214,905	704,161
Selling, general and administrative expenses	51,511	188,986
Research and development	1,797	5,959
Depreciation and amortization	50,570	162,197
Impairment expense	—	423,216
(Gain) loss on disposal of assets	(672)	4,242
Operating loss	(85,781)	(761,669)
Other income (expense):
Interest expense, net	(7,636)	(153,758)
Equity in losses of non-debtor subsidiaries	(893)	(14,437)
Other income (expense), net	7,346	17,097
Total other income (expense)	(1,183)	(151,098)

Loss before reorganization items and income taxes	(86,964)	(912,767)
Reorganization items	40,877	40,877
Income tax benefit	(21,655)	(128,002)

Net loss	(106,186)	(825,642)

Comprehensive loss, net of income taxes:
Net loss	(106,186)	(825,642)

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(288)	1,735
Comprehensive loss	$(106,474)	$(823,907)

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C&J ENERGY SERVICES LTD. AND CERTAIN SUBSIDIARIES (DEBTOR-IN-POSSESSION) (1)
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Nine Months Ended September 30, 2016
Cash flows from operating activities:
Net loss	$(825,642)
Adjustments to reconcile net loss to net cash used in operating activities	751,167
Net cash used in operating activities	(74,475)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(41,195)
Proceeds from disposal of property, plant and equipment	30,752
Investment in unconsolidated affiliate	(408)
Payments made for business acquisitions, net of cash acquired	(1,419)
Investment in non-debtor subsidiaries	(7,984)
Payments made for intercompany receivables	(2,637)
Net cash used in investing activities	(22,891)
Cash flows from financing activities:
Proceeds from revolving debt	174,000
Payments on revolving debt	(10,600)
Payments on term loans	(2,650)
Proceeds from DIP Facility	24,500
Payments of capital lease obligations	(2,171)
Financing costs	(1,009)
Payments on non-debtor intercompany notes	(250)
Employee tax withholding on restricted shares vesting	(410)
Excess tax expense from share-based compensation	(5,592)
Net cash provided by financing activities	175,818

Effect of exchange rate changes on cash	(2,156)

Net increase in cash and cash equivalents	76,296
Cash and cash equivalents, beginning of period	6,839
Cash and cash equivalents, end of period	$83,135
(1) As of September 30, 2016, the subsidiaries of C&J Energy Services Ltd. that had filed voluntary petitions seeking relief under the Chapter 11 Proceeding were CJ Holding Co.; Blue Ribbon Technology Inc.; C&J Corporate Services (Bermuda) Ltd.; C&J Energy Production Services-Canada Ltd.; C&J Energy Services, Inc.; C&J Spec-Rent Services, Inc.; C&J VLC, LLC; C&J Well Services Inc.; ESP Completion Technologies LLC; KVS Transportation, Inc.; Mobile Data Technologies Ltd.; Tellus Oilfield Inc.; Tiger Cased Hole Services Inc.; and Total E&S, Inc. The condensed combined balance sheet, the condensed combined statements of comprehensive loss and the condensed combined statement of cash flows above include only those entities that were subject to Chapter 11 Proceeding as of September 30, 2016. All direct and indirect investments in debtor subsidiaries that were included in the condensed combined financial statements have been eliminated.
Note 3 - Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2016	December 31, 2015
Revolving Credit Facility	$284,400	$121,000
Five-Year Term Loans, net of original issue discount and deferred financing costs of $34,336 as of December 31, 2015	569,250	536,353
Seven-Year Term Loans, net of original issue discount and deferred financing costs of $52,032 as of December 31, 2015	480,150	429,330
Capital leases	32,702	34,873
Total debt and capital lease obligations	1,366,502	1,121,556
Less: liabilities subject to compromise	(1,366,502)	—
Less: current portion of debt and capital lease obligations	—	(13,433)
Long-term debt and capital lease obligations	$—	$1,108,123

On July 20, 2016, the Debtors filed Bankruptcy Petitions in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code under the caption “In re: CJ Holding Co., et al., Case No. 16-33590.” The filing of the Bankruptcy Petitions constituted an event of default with respect to the Company's Credit Agreement. As a result, the Company’s pre-petition secured indebtedness under the Credit Agreement became immediately due and payable and any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Proceeding. As of September 30, 2016, $1.3 billion of debt under the Company's Credit Agreement was classified as liabilities subject to compromise.
Additional information regarding the Chapter 11 Proceeding is included in Note 2 - Chapter 11 Proceeding.
Credit Agreements
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

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 30, 2016, this forbearance was extended through July 17, 2016 pursuant to a second forbearance agreement (the “Second Forbearance Agreement”), and prior to the termination of the Second Forbearance Agreement, this forbearance period was once again extended through July 20, 2016. The Second Forbearance Agreement provided that the forbearance would terminate upon the occurrence of certain events, including the failure of the Company to enter into the Restructuring Support Agreement on or prior to July 8, 2016. On July 8, 2016, the Company entered into the Restructuring Support Agreement with the Supporting Lenders. The Restructuring Support Agreement contemplates the implementation of a restructuring of the Company through a debt-to-equity conversion and Rights Offering, which transaction will be effectuated through the Restructuring Plan, subject to Bankruptcy Court approval.
On July 20, 2016, the Debtors filed Bankruptcy Petitions in the Bankruptcy Court seeking relief under Chapter 11. Additional information, including definitions of capitalized defined terms, regarding the Chapter 11 Proceeding is included in Note 2 - Chapter 11 Proceeding.
DIP Facility
In connection with the commencement of the Chapter 11 Proceeding, the Company filed a motion seeking Bankruptcy Court approval of debtor-in-possession financing on the terms set forth in a contemplated $100 million Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”).  On July 25, 2016, the Bankruptcy Court entered an order approving, on an interim basis, the financing to be provided pursuant to the DIP Facility, and on July 29, 2016, the DIP Credit Agreement was entered into by and among the Company, the other Debtors, the DIP Lenders and Cortland Capital Market Services LLC, as administrative agent. Under the terms of the interim order, the Debtors were authorized to access $25 million in funding under the DIP Facility, and on July 29, 2016, the Company accessed $25 million under the DIP Facility.  On September 25, 2016, the Bankruptcy Court entered the final order authorizing the Debtors' entry into the DIP Facility and DIP Credit Agreement, allowing the Company to access up to $100 million under the DIP Facility.
The DIP Facility provides for financial covenants that include budget variance limitations and limitations on capital expenditures. A rolling 13 week cash budget projecting sources and uses of cash is required to be provided to the DIP Lenders every four weeks. Budget variances are tested against each of the first four weeks of each refreshed budget as of the last business day of each week. For each of the testing periods set forth in the table below, aggregate receipts of the Company and its subsidiaries must not be less than the applicable variance percentage for receipts as reflected in the table below, and aggregate operating disbursements (excluding professional fees and related expenses) made by the Company and its subsidiaries must not be greater than the applicable variance percentage for disbursements as reflected in the table below.

Test Period	Variance Percentage
	Receipts	Disbursements
First Week after delivery of Rolling Budget	75%	125%
Second Week after delivery of Rolling Budget	75%	125%
Third Week after delivery of Rolling Budget	80%	120%
Fourth and Subsequent Weeks after delivery of Rolling Budget	80%	120%

Capital Expenditures are tested monthly, on a cumulative basis, commencing with the July 20, 2016 Petition Date and cannot exceed the amounts set forth in the table below.

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fiscal Month	Capital Expenditures
August 2016	$15,560,000
September 2016	$21,550,000
October 2016	$27,540,000
November 2016	$33,530,000
December 2016	$39,510,000
January 2017	$46,540,000
February 2017	$53,660,000
March 2017	$61,870,000

The DIP Facility matures on the earliest of (a) March 31, 2017 or (b) the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Bankruptcy Court.

Amounts outstanding under the DIP Facility bear interest based on, at the option of the borrower, the London Interbank Offered Rate (“LIBOR”) plus a rate of 9.00% with a 1.00% LIBOR floor or an alternative base rate plus 8.00%. The DIP Facility also requires that the Company pay a commitment fee equal to 5.00% per annum times the actual daily amount by which the aggregate commitments exceed the aggregate outstanding principal amount of loans.

The DIP Facility contained an original issue discount equal to 2.00% of the DIP commitments and contains a prepayment fee of 2.00% if the DIP loans are prepaid with the proceeds of another financing during the pendency of the bankruptcy case.

The DIP Credit Agreement contains customary restrictive covenants that limit, among other things, the Company's ability to create, incur, assume or suffer to exist liens or indebtedness, sell or otherwise dispose of assets, make certain restricted payments and investments, enter into transactions with affiliates, make capital expenditures and prepay certain indebtedness.
As of September 30, 2016, $25.0 million was outstanding under the DIP Facility with remaining borrowing capacity of $75.0 million. As of September 30, 2016, the weighted average interest rate of borrowings under the DIP Facility was 10.0%.
Revolving Credit Facility
The Revolver was scheduled to mature on March 24, 2020 (except that if any Five-Year Term Loans (as defined herein) had not been repaid prior to September 24, 2019, the Revolver was scheduled to mature on September 24, 2019). Borrowings under the Revolver are non-amortizing. Amounts outstanding under the Revolver bore interest based on, at the option of the borrower, LIBOR or an alternative base rate, plus an applicable margin determined pursuant to a pricing grid based on the ratio of consolidated total indebtedness of C&J and its subsidiaries to Consolidated EBITDA of C&J and its subsidiaries for the most recent four fiscal quarter period for which financial statements are available (the “Total Leverage Ratio”).
On July 20, 2016, the Debtors filed the Bankruptcy Petitions which constituted an event of default under the Credit Agreement and accelerated the Revolver indebtedness to become immediately due and payable; however, any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Proceeding. Pursuant to the Restructuring Support Agreement entered into on July 8, 2016, holders of the Revolver will receive their pro rata share of 100% of the New Equity in the reorganized company, subject to dilution from the issuance of New Equity on account of the Management Incentive Plan, the Rights Offering, the Backstop Fee and the New Warrants as discussed further in Note 2 - Chapter 11 Proceeding. However, even if the Restructuring Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of the Restructuring Plan, and certain parties in interest may file objections to the Restructuring Plan in an effort to persuade the Bankruptcy Court that the Company has not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of the Restructuring Plan are received from creditors entitled to vote on the Restructuring Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Restructuring Plan.
Term Loan B Facility
Borrowings under the Term Loan B Facility were comprised of two tranches: a tranche consisting of $575.0 million in original aggregate principal amount of term loans that were to mature on March 24, 2020 (the “Five-Year Term Loans”) and

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On July 20, 2016, the Debtors filed the Bankruptcy Petitions which constituted an event of default under the Credit Agreement and accelerated the Term Loan B Facility indebtedness to become immediately due and payable; however, any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Proceeding. Pursuant to the Restructuring Support Agreement entered into on July 8, 2016, holders of the Term Loan B Facility debt will receive their pro rata share of 100% of the New Equity in the reorganized company, subject to dilution from the issuance of New Equity on account of the Management Incentive Plan, the Rights Offering, the Backstop Fee and the New Warrants as discussed further in Note 2 - Chapter 11 Proceeding. However, even if the Restructuring Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of the Restructuring Plan, and certain parties in interest may file objections to the Restructuring Plan in an effort to persuade the Bankruptcy Court that the Company has not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of the Restructuring Plan are received from creditors entitled to vote on the Restructuring Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Restructuring Plan.

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
As of September 30, 2016, the Company had $32.7 million in capital lease obligations which were classified as liabilities subject to compromise.
In October 2016, the Company entered into amended lease agreements related to the Company’s corporate headquarters and its research and technology facility, both originally entered into during 2013 and accounted for as capital leases.  The Company determined that both amended lease agreements qualify as a new operating lease under ASC 840 - Leases, which will result in accounting for the amended leases as a sale-leaseback pursuant to the requirements of ASC 840.  The conversion from capital lease to operating lease accounting treatment will result in the deferral of gain associated with the conversion with such deferred gain amortized into income over the remaining lease terms.

Interest Expense
As of June 30, 2016, based on the negotiations between the Company and the lenders, it became evident that the restructuring of the Company's capital structure would not include a restructuring of the Company's Revolving Credit Facility, the Five-Year Term Loans and the Seven-Year Term Loans, and these debt obligations, as demand obligations, would not be paid in the ordinary course of business over the term of these loans. As a result, during the second quarter of 2016, the Company accelerated the amortization of the associated original issue discount and deferred financing costs, fully amortizing these amounts as of June 30, 2016. In addition, the Company has not accrued interest that it believes is not probable of being treated as an allowed claim in the Chapter 11 Proceeding. For the three and nine months ended September 30, 2016, the Company did not accrue interest totaling $26.6 million under the Credit Agreement subsequent to the Petition Date. For the three and nine months ended September 30, 2016 and 2015, interest expense consisted of the following (in thousands):

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revolving Credit Facility	$1,449	$1,535	$8,504	$5,412
Five-Year Term Loans	3,111	9,527	23,330	19,798
Seven-Year Term Loans	2,820	8,963	21,761	18,616
DIP Facility	438	—	438	—
Capital leases	380	247	950	766
Accretion of original issue discount	—	2,011	4,192	4,141
Amortization of deferred financing costs	—	6,100	4,589	8,680
Original issue discount accelerated amortization	—	—	48,221	—
Deferred financing costs accelerated amortization	—	—	43,720	—
Interest income and other	(40)	13	(146)	35
Interest expense, net	$8,158	$28,396	$155,559	$57,448
Note 4 - Goodwill and Other Intangible Assets
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

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As of September 30, 2016, there is no goodwill remaining to be allocated across the Company's three reporting units.
The changes in the carrying amount of goodwill for the year ended December 31, 2015 and for the nine months ended September 30, 2016, are as follows (in thousands):

	Completion Services	Well Support Services	Other Services	Total
As of December 31, 2014	$206,465	$—	$13,488	$219,953
Acquisitions	141,435	309,541	24,700	475,676
Impairment expense	(347,652)	—	(37,316)	(384,968)
Foreign currency translation and other adjustments	(248)	(1,864)	(872)	(2,984)
As of December 31, 2015	—	307,677	—	307,677
Measurement period adjustments	8	5,863	(481)	5,390
Impairment expense	(8)	(314,774)	481	(314,301)
Foreign currency translation and other adjustments	—	1,234	—	1,234
As of September 30, 2016	$—	$—	$—	$—
Indefinite-Lived Intangible Assets
The Company had approximately $6.0 million of intangible assets with indefinite useful lives, which are subject to annual impairment tests or more frequently if events or circumstances indicate the carrying amount may not be recoverable.
The Company’s intangible assets associated with intellectual property, research and development (“IPR&D”) consist of technology that is still in the testing phase, and management continues to actively pursue development and planned marketing of the new technology. Based on the Company's evaluation which includes successful test results within its research and development facilities, it was determined that the IPR&D carry value of $6.0 million was not impaired as of September 30, 2016.
Definite-Lived Intangible Assets
The Company reviews definite-lived intangible assets for impairment when a triggering event indicates that the asset

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

may have a net book value in excess of recoverable value. During the first three quarters of 2016, management determined the sustained low commodity price levels coupled with the sustained decrease in the Company’s share price were deemed triggering events that provided indicators that its definite-lived intangible assets may be impaired. The Company performed a recoverability test on all of its definite-lived intangible assets which compares the estimated future net undiscounted cash flows expected to be generated from the use of the asset to the carrying amount of the asset for recoverability. If the estimated undiscounted cash flows exceed the carrying amount of the asset, an impairment does not exist and a loss will not be recognized. If the undiscounted cash flows are less than the carrying amount of the asset, the asset is not recoverable and the amount of impairment must be determined by fair valuing the asset.
Recoverability testing through June 30, 2016 resulted in the determination that certain intangible assets associated with the Company’s wireline and artificial lift lines of business were not recoverable. The fair value of the wireline and artificial lift assets was determined to be approximately $38.2 million and zero, respectively, resulting in impairment expense of $50.4 million and $4.6 million, respectively. Recoverability testing at September 30, 2016 resulted in no additional impairment as the intangible assets assessed were determined to be recoverable.
The changes in the carrying amounts of other intangible assets for the nine months ended September 30, 2016 are as follows (in thousands):

	Amortization Period	December 31, 2015	Impairment Expense	Amortization Expense	Move from Indefinite-Lived to Definite- Lived	Foreign Currency Translation Adjustment	September 30, 2016
Customer relationships	8-15 years	$122,814	$(41,990)	$—	$—	$3	$80,827
Trade name	10-15 years	42,580	(12,588)	—	—	3	29,995
Developed technology	5-15 years	19,897	—	—	1,610	16	21,523
Non-compete	4-5 years	2,710	(110)	—	—	—	2,600
Patents	10 years	373	(338)	—	—	—	35
IPR&D	Indefinite	7,598	—	—	(1,610)	—	5,988
		195,972	(55,026)	—	—	22	140,968
Less: accumulated amortization		(48,111)	—	(8,528)	—	(22)	(56,661)
Intangible assets, net		$147,861	$(55,026)	$(8,528)	$—	$—	$84,307
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

The 2015 LTIP provides for the grant of share-based awards to the Company’s employees, consultants and non-employee directors. The following types of awards are available for issuance under the 2015 LTIP: incentive stock options and nonqualified stock options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, performance awards and share awards. As of September 30, 2016 only nonqualified stock options and restricted shares have been awarded under the 2015 LTIP and 2012 LTIP. No grants were issued during the nine months ended September 30, 2016.

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A total of 4.3 million common shares were originally authorized and approved for issuance under the 2012 LTIP and on June 4, 2015, the shareholders of the Company approved the First Amendment to the 2015 LTIP, which increased the number of common shares that may be issued under the 2015 LTIP by approximately 3.6 million shares. The shareholders of the Company approved the Second Amendment to the 2015 LTIP in February 2016, which increased the number of common shares that may be issued by approximately 6.0 million shares. Including the add-back of approximately 0.9 million shares of canceled grants under the 2012 LTIP and 2015 LTIP during the first three quarters of 2016, approximately 10.6 million common shares remain available for issuance under the 2015 LTIP as of September 30, 2016. The number of common shares available for issuance under the 2015 LTIP is subject to adjustment in the event of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants, rights or debentures, stock dividend, stock split or reverse stock split, cash dividend, property dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or any similar corporate event or transaction. The number of common shares available for issuance may also increase due to the termination of an award granted under the 2015 LTIP, the 2012 LTIP or the Prior Plans (as defined below), by expiration, forfeiture, cancellation or otherwise without the issuance of the common shares.
Prior to the approval of the 2012 LTIP, all share-based awards granted to Legacy C&J’s employees, consultants and non-employee directors were granted under the C&J Energy Services 2006 Stock Option Plan and subsequently under the C&J Energy Services 2010 Stock Option Plans (collectively known as the “Prior Plans”). No additional awards will be granted under the Prior Plans.
Stock Options
The fair value of each option award granted under the 2015 LTIP, the 2012 LTIP and the Prior Plans is estimated on the date of grant using the Black-Scholes option-pricing model. Option awards are generally granted with an exercise price equal to the market price of the Company’s common shares on the grant date. For options granted prior to Legacy C&J’s initial public offering, which closed on August 3, 2011, the calculation of Legacy C&J’s share price involved the use of different valuation techniques, including a combination of an income and/or market approach. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. Additionally, due to the Company’s lack of historical volume of option activity, the expected term of options granted is derived using the “plain vanilla” method. In addition, expected volatilities have been based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. During the nine months ended September 30, 2015, approximately 0.3 million replacement option awards were granted by the Company to employees. No options were granted during the nine months ended September 30, 2016.
As of September 30, 2016, the Company had approximately 5.0 million options outstanding to employees and non-employee directors. Option awards granted under the 2015 LTIP and the Prior Plans expire on the tenth anniversary of the grant date and generally vest over three years of continuous service with one-third vesting on each of the first, second and third anniversaries of the grant date.
Restricted Shares

Historically, restricted shares were valued based on the closing price of the Company’s common shares on the NYSE on the date of grant. During the nine months ended September 30, 2015, approximately 2.8 million restricted shares were granted to employees and non-employee directors under the 2015 LTIP, including approximately 0.6 million replacement restricted shares, at fair market values ranging from $11.38 to $15.10 per share. During the nine months ended September 30, 2016, no restricted shares were granted by the Company.
To the extent permitted by law, the recipient of an award of restricted shares will have all of the rights of a shareholder with respect to the underlying common shares, including the right to vote the common shares and to receive all dividends or other distributions made with respect to the common shares. Dividends on restricted shares will be deferred until the lapsing of the restrictions imposed on the shares and will be held by the Company for the account of the recipient (either in cash or to be reinvested in restricted shares) until such time. Payment of the deferred dividends and accrued interest, if any, shall be made upon the lapsing of restrictions on the restricted shares, and any dividends deferred in respect of any restricted shares shall be forfeited upon the forfeiture of such restricted shares. As of September 30, 2016, the Company had not issued any dividends.

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2016, the Company had approximately 1.0 million restricted shares outstanding to employees and non-employee directors. During the first quarter of 2016, 0.8 million restricted shares were subject to accelerated vesting in accordance with the terms of the employee agreement of the Company's former Chief Executive Officer. Restricted share awards granted under the 2015 LTIP generally vest over a three-year period from the grant date.
Prior to the filing of the Bankruptcy Petitions, no modifications were made to the Company's 2015 LTIP.
As described in Note 2 — Chapter 11 Proceeding, pursuant to the Restructuring Plan, the liquidation of C&J Energy Services Ltd. will be completed under the laws of Bermuda, and all of the existing shares of C&J common equity will be canceled as of the Effective Date. Also, on the Effective Date, the Company will issue the New Warrants to the holders of the canceled C&J common shares, provided that such class of holders votes to accept the Restructuring Plan. As described in the Restructuring Plan, the Plan will include the new long-term Management Incentive Plan to be issued to management of the reorganized Company after the Effective Date at the discretion of the board of the reorganized Company. The reorganized Company will reserve 10% of the New Equity for the Management Incentive Plan.
Note 6 - Commitments and Contingencies
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

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Segment Information
In accordance with ASC 280 - Segment Reporting, the Company routinely evaluates whether its separate operating and reportable segments have changed. This determination is made based on the following factors: (1) the Company’s chief operating decision maker (“CODM”) is currently managing each operating segment as a separate business and evaluating the performance of each segment and making resource allocation decisions distinctly and expects to do so for the foreseeable future, and (2) discrete financial information for each operating segment is available.
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

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Completion Services	Well Support Services	Other Services	Total
Three months ended September 30, 2016
Revenue from external customers	$132,836	$88,748	$10,953	$232,537
Inter-segment revenues	95	—	(95)	—
Depreciation and amortization	28,909	18,374	4,038	51,321
Operating loss	(36,700)	(11,015)	(37,838)	(85,553)
Net loss	(36,473)	(11,042)	(58,875)	(106,390)
Adjusted EBITDA	(3,571)	7,754	(22,091)	(17,908)
Capital expenditures	2,365	4,178	1,626	8,169
Nine months ended September 30, 2016
Revenue from external customers	$422,919	$270,150	$34,251	$727,320
Inter-segment revenues	183	148	(331)	—
Depreciation and amortization	96,708	54,039	13,810	164,557
Operating loss	(224,459)	(352,078)	(191,867)	(768,404)
Net loss	(224,308)	(348,877)	(252,736)	(825,921)
Adjusted EBITDA	(29,683)	17,747	(71,336)	(83,272)
Capital expenditures	10,626	8,912	25,068	44,606
As of September 30, 2016
Total assets	$756,019	$503,151	$262,672	$1,521,842
Goodwill	—	—	—	—
Three months ended September 30, 2015
Revenue from external customers	$256,907	$150,884	$19,706	$427,497
Depreciation and amortization	52,926	17,366	4,439	74,731
Operating loss	(409,993)	6,067	(89,412)	(493,338)
Net loss	(409,994)	5,836	(50,858)	(455,016)
Adjusted EBITDA	(8,599)	23,613	(26,424)	(11,410)
Capital expenditures	7,573	9,576	7,038	24,187
Nine months ended September 30, 2015
Revenue from external customers	$960,360	$320,102	$59,416	$1,339,878
Depreciation and amortization	136,990	45,789	10,906	193,685
Operating loss	(424,274)	3,075	(179,691)	(600,890)
Net loss	(424,049)	2,920	(129,671)	(550,800)
Adjusted EBITDA	64,440	50,049	(74,986)	39,503
Capital expenditures	86,204	31,721	23,566	141,491
As of September 30, 2015
Total assets	$1,536,036	$868,442	$293,127	$2,697,605
Goodwill	—	314,410	—	314,410
The CODM evaluates segment performance and allocates resources based on total earnings (loss) before net interest expense, income taxes, depreciation and amortization, other income (expense), net gain or loss on disposal of assets, acquisition-related costs, and non-routine items (“Adjusted EBITDA”), a non-GAAP financial measure, because Adjusted EBITDA is considered an important measure of each segment’s performance. In addition, management believes that the disclosure of Adjusted EBITDA as a measure of each segment’s operating performance allows investors to make a direct comparison to competitors, without regard to differences in capital and financing structure. Investors should be aware, however, that there are limitations inherent in using Adjusted EBITDA as a measure of overall profitability because it excludes significant expense items. An improving trend in Adjusted EBITDA may not be indicative of an improvement in the Company’s profitability. To compensate for the limitations in utilizing Adjusted EBITDA as an operating measure, management also uses U.S. GAAP measures of performance, including operating income (loss) and net income (loss), to evaluate performance, but only with respect to the Company as a whole and not on a segment basis.

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As required under Item 10(e) of Regulation S-K of the Exchange Act, included below is a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income (loss), which is the nearest comparable U.S. GAAP financial measure (in thousands) on a consolidated basis for the three and nine months ended September 30, 2016 and 2015, and on a reportable segment basis for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA	$(17,908)	$(11,410)	$(83,272)	$39,503
Interest expense, net	(8,158)	(28,396)	(155,559)	(57,448)
Income tax benefit (expense)	21,123	69,362	126,522	108,611
Depreciation and amortization	(51,321)	(74,731)	(164,557)	(193,685)
Other income (expense), net	7,075	(2,644)	12,397	(1,073)
Gain (loss) on disposal of assets	694	(141)	(4,220)	365
Impairment expense	—	(394,191)	(430,406)	(394,191)
Severance, facility closures and other	(6,847)	(3,163)	(29,817)	(3,727)
Share-based compensation expense acceleration	—	—	(7,792)	—
Acquisition-related costs	(1,481)	(6,488)	(8,549)	(38,647)
Customer settlement/bad debt write-off	(78)	(179)	(1,113)	(4,651)
Inventory write-down	(352)	—	(13,399)	(2,822)
Incremental insurance reserve	—	(3,035)	(548)	(3,035)
Debt restructuring costs	(8,260)	—	(23,711)	—
Legal settlement	—	—	(1,020)	—
Reorganization items	(40,877)	—	(40,877)	—
Net loss	$(106,390)	$(455,016)	$(825,921)	$(550,800)

	Three Months Ended September 30, 2016
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$(3,571)	$7,754	$(22,091)	$(17,908)
Interest expense, net	(157)	7	(8,008)	(8,158)
Income tax benefit (expense)	—	—	21,123	21,123
Depreciation and amortization	(28,909)	(18,374)	(4,038)	(51,321)
Other income (expense), net	384	(34)	6,725	7,075
Gain (loss) on disposal of assets	547	32	115	694
Severance, facility closures and other	(4,545)	(349)	(1,953)	(6,847)
Acquisition-related costs	—	—	(1,481)	(1,481)
Customer settlement/bad debt write-off	—	(78)	—	(78)
Inventory write-down	(222)	—	(130)	(352)
Debt restructuring costs	—	—	(8,260)	(8,260)
Reorganization items	—	—	(40,877)	(40,877)
Net loss	$(36,473)	$(11,042)	$(58,875)	$(106,390)

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2016
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$(29,683)	$17,747	$(71,336)	$(83,272)
Interest expense, net	(269)	145	(155,435)	(155,559)
Income tax benefit (expense)	—	—	126,522	126,522
Depreciation and amortization	(96,708)	(54,039)	(13,810)	(164,557)
Other income (expense), net	420	3,055	8,922	12,397
Gain (loss) on disposal of assets	659	3,147	(8,026)	(4,220)
Impairment expense	(86,554)	(314,774)	(29,078)	(430,406)
Severance, facility closures and other	(5,292)	(3,420)	(21,105)	(29,817)
Share-based compensation expense acceleration	—	—	(7,792)	(7,792)
Acquisition-related costs	—	—	(8,549)	(8,549)
Customer settlement/bad debt write-off	(375)	(738)	—	(1,113)
Inventory write-down	(6,506)	—	(6,893)	(13,399)
Incremental insurance reserve	—	—	(548)	(548)
Debt restructuring costs	—	—	(23,711)	(23,711)
Legal settlement	—	—	(1,020)	(1,020)
Reorganization items	—	—	(40,877)	(40,877)
Net loss	$(224,308)	$(348,877)	$(252,736)	$(825,921)

	Three Months Ended September 30, 2015
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$(8,599)	$23,613	$(26,424)	$(11,410)
Interest expense, net	(6)	—	(28,390)	(28,396)
Income tax benefit (expense)	—	—	69,362	69,362
Depreciation and amortization	(52,926)	(17,366)	(4,439)	(74,731)
Impairment expense	(343,508)	—	(50,683)	(394,191)
Other income (expense), net	4	(231)	(2,417)	(2,644)
Gain (loss) on disposal of assets	(76)	—	(65)	(141)
Acquisition-related costs	—	—	(6,488)	(6,488)
Severance, facility closures and other	(1,894)	(491)	(778)	(3,163)
Customer settlement/bad debt write-off	(179)	—	—	(179)
Incremental insurance reserve	(2,810)	311	(536)	(3,035)
Net income (loss)	$(409,994)	$5,836	$(50,858)	$(455,016)

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2015
	Completion Services	Well Support Services	Other Services	Total
Adjusted EBITDA	$64,440	$50,049	$(74,986)	$39,503
Interest expense, net	(28)	—	(57,420)	(57,448)
Income tax benefit (expense)	—	—	108,611	108,611
Depreciation and amortization	(136,990)	(45,789)	(10,906)	(193,685)
Impairment Expense	(343,508)	—	(50,683)	(394,191)
Other income (expense), net	253	(155)	(1,171)	(1,073)
Gain (loss) on disposal of assets	531	—	(166)	365
Acquisition-related costs	—	—	(38,647)	(38,647)
Severance, facility closures and other	(1,286)	(1,496)	(945)	(3,727)
Customer settlement/bad debt write-off	(4,651)	—	—	(4,651)
Inventory write-down	—	—	(2,822)	(2,822)
Incremental insurance reserve	(2,810)	311	(536)	(3,035)
Net income (loss)	$(424,049)	$2,920	$(129,671)	$(550,800)
Note 8 - Mergers and Acquisitions
Merger between Legacy C&J and the C&P Business of Nabors
On March 24, 2015, Legacy C&J and Nabors completed the combination of Legacy C&J with the C&P Business. The resulting combined company, which was renamed C&J Energy Services Ltd., is now one of the largest completion and production services providers in North America led by the former management team of Legacy C&J. At the closing of the combination, Nabors received total consideration of $1.4 billion, subject to working capital adjustments, in the form of $688.1 million in cash, $5.5 million in cash to reimburse Nabors for operating assets acquired prior to March 24, 2015, and $714.8 million in C&J common shares. The C&J common share value was based upon Legacy C&J’s closing stock price on March 23, 2015 and consisted of approximately 62.5 million C&J common shares issued to Nabors and approximately 0.4 million designated C&J common shares attributable to replacement restricted share and share option awards issued to certain employees of the C&P Business for the pre-acquisition-related employee service period. Upon the closing of the combination, Nabors owned approximately 53% of the outstanding and issued common shares of C&J, with the remainder held by former Legacy C&J shareholders. As of September 30, 2016, Nabors owns approximately 52% of C&J outstanding common shares.

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
C&J financed the cash portion of the Merger and repaid previously outstanding revolver debt with borrowings drawn under the Original Credit Agreement which provided for senior secured credit facilities in an aggregate principal amount of $1.66 billion. See Note 3 – Debt and Capital Lease Obligations for further discussion on the Company’s Original Credit Agreement.
The purchase price was allocated to the net assets acquired based upon their estimated fair values, as shown below (in thousands). The estimated fair values of certain assets and liabilities, including accounts receivable, inventory, property plant and equipment, other intangible assets, taxes (including uncertain tax positions), and contingencies required significant judgments and estimates.

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All of the goodwill associated with the Merger was allocated to the Completion Services and Well Support Services reporting units. As part of the Company's interim test for goodwill impairment, during the third quarter of 2015, all of the goodwill allocated to the Completion Services reporting unit was written off. In addition, during the first quarter of 2016, all of the goodwill allocated to the Well Support Services reporting unit was written off. See Note 4 - Goodwill and Other Intangible Assets for further discussion.
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

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Nine Months Ended September 30, 2015
Revenues	$1,706,663
Net income (loss)	$(570,253)
Net income (loss) per common share:
Basic	$(4.87)
Diluted	$(4.87)

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
If Artificial Lift Provider is able to achieve certain levels of EBITDA over a three-year period, the Company will be obligated to make future tiered payments of up to $29.5 million. This could result in a maximum total purchase price of $49.1

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million. The potential payment is considered contingent consideration. At the acquisition date, the fair value of this earn-out was determined using a Monte Carlo simulation discounted cash flow model over many simulated possible future outcomes which yielded a value of $14.4 million. The earn-out has been remeasured on a fair value basis each quarter and will continue to be remeasured each quarter until the contingent consideration is paid or expires. As of September 30, 2016, the earn-out was estimated to have zero value.

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Supplemental Cash Flow Disclosures
Listed below are supplemental cash flow disclosures for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest	$17,270	$44,891
Income taxes paid (refunded)	$(14,388)	$(11,281)
Reorganization items, cash	$3,295	$—
Non-cash investing and financing activity:
Change in accrued capital expenditures	$(2,433)	$(40,172)
Non-cash consideration for business acquisition	$—	$735,125

C&J ENERGY SERVICES LTD. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Subsequent Events
On November 4, 2016, the Bankruptcy Court approved the Disclosure Statement, finding that the Disclosure Statement contains sufficient information as required by the Bankruptcy Code. The Debtors intend to launch solicitation of acceptances of the Restructuring Plan, as required by the Bankruptcy Code, as soon as practicable thereafter. The Debtors currently contemplate that a hearing with respect to confirmation of the Restructuring Plan will take place on December 16, 2016, as set out in the Disclosure Statement.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things:

•
the potential impact of the Chapter 11 Proceeding (as described under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments & Other Matters - Chapter 11 Proceeding and Restructuring Support Agreement” in Part I, Item 2 of this Quarterly Report), on the Company’s operations, management, customers, suppliers, employees and other third-party stakeholders;

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
Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks associated with the following:

•
risks and uncertainties associated with the Chapter 11 Proceeding, including our ability to develop, confirm and consummate the Restructuring Plan or an alternative plan under Chapter 11 or alternative restructuring transaction, including a sale of all or substantially all of our assets, which may be necessary to continue as a going concern (as described under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments & Other Matters - Chapter 11 Proceeding and Restructuring Support Agreement” in Part I, Item 2 of this Quarterly Report);

•	ability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 Proceeding;

•
our ability to obtain the approval of the with respect to motions or other requests made to the Bankruptcy Court in our Chapter 11 Proceeding, including maintaining strategic control as debtors-in-possession ;

•	our ability to obtain sufficient financing to allow us to continue as a going concern and execute our business plan post-emergence;

•
failure to satisfy our short- or long-term liquidity needs, including our inability to generate sufficient cash flow from operations or to obtain adequate financing to fund our capital expenditures and meet working capital needs;

•	the effects of the Chapter 11 Proceeding on the Company and on the interests of our various constituents, including holders of our common shares;

•	Bankruptcy Court rulings in the Chapter 11 Proceeding as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Proceeding in general;

•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Proceeding;

•	risks associated with third party motions in the Chapter 11 Proceeding, which may interfere with our ability to confirm and consummate a plan of reorganization;

•	the potential adverse effects of the Chapter 11 Proceeding on our liquidity and results of operations;

•	substantial advisory and other costs to execute the Chapter 11 Proceeding and fulfill the Company's obligations following emergence;

•	the impact of the New York Stock Exchange's delisting of our common shares on the liquidity and market price of our common shares and on our ability to access the public capital markets;

•	a decline in demand for our services, including due to declining commodity prices, overcapacity and other competitive factors affecting our industry;

•	the cyclical nature and volatility of the oil and gas industry, which impacts the level of exploration, production and development activity and spending patterns by the oil and gas industry;

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

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “Risk Factors” in Part I, Item A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, and “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016; and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report, together with the audited consolidated financial statements and notes thereto and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” in Part I, Financial Information of this Quarterly Report and “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Introductory Note and Corporate Overview

C&J Energy Services Ltd. is a Bermuda exempt company. With our principal operating headquarters in Houston, Texas, we are one of the largest, integrated providers of completion and production services in North America, providing a full range of well construction, well completion, well support and other complementary oilfield services to oil and gas exploration and production companies primarily in North America. We were listed on the New York Stock Exchange (“NYSE”) under the symbol “CJES” prior to the suspension of trading of our common shares on July 20, 2016, in connection with the commencement of the Chapter 11 Proceeding on July 20, 2016, as defined and discussed under “Recent Developments & Other Matters - Chapter 11 Proceeding and Restructuring Support Agreement” in Part I, Item 2 of this Quarterly Report. Our common shares resumed trading on the OTC Markets Group Inc.’s OTC Pink under the symbol “CJESQ” on July 21, 2016.

Effective as of March 24, 2015, we completed the combination of C&J Energy Services, Inc. (“Legacy C&J”) with the completion and production services business (the “C&P Business”) of Nabors Industries Ltd. (“Nabors”) pursuant to that certain Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of June 25, 2014, by and among Legacy C&J, Nabors, Nabors Red Lion Limited (subsequently renamed C&J Energy Services Ltd., “New C&J”), Nabors CJ Merger Co. and CJ Holding Co. Under the terms of the Merger Agreement, Nabors separated the C&P Business from the rest of its operations and consolidated this business under New C&J. A Delaware subsidiary of New C&J then merged with and into Legacy C&J, with Legacy C&J continuing as the surviving corporation and a direct wholly owned subsidiary of New C&J (such transactions referred to collectively as the “Merger”). Effective upon closing of the Merger (the “Effective Time”), shares of common stock of Legacy C&J were converted into common shares of New C&J on a 1-for-1 basis, New C&J was renamed “C&J Energy Services Ltd.” and its common shares began trading on the NYSE under the ticker “CJES,” which was previously used by Legacy C&J following completion of our initial public offering in 2011. After giving effect to the Merger, Nabors owned approximately 53% of our outstanding common shares, with Legacy C&J shareholders owning the remaining 47% of our outstanding common shares. As of September 30, 2016, Nabors owns approximately 52% of our outstanding common shares. We are led primarily by the individuals who served as Legacy C&J’s executive officers prior to the Merger.
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
Our results for the nine months ended September 30, 2016 include the financial and operating results of both Legacy C&J and the C&P Business for the entire period. Results for the nine months ended September 30, 2015 include the financial and operating results of Legacy C&J for the entire period and the C&P Business for the period from the Effective Time through September 30, 2015. Accordingly, comparisons of our results for the current period to the comparable prior year period may not be meaningful. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “our,” “the Company,” “C&J,” or like terms refer to Legacy C&J and its subsidiaries when referring to time periods prior to the Effective Time and refer to New C&J and its subsidiaries (which include Legacy C&J and its subsidiaries) when referring to time periods subsequent to the Effective Time of the Merger.
Business Overview
We are one of the largest, integrated providers of completion and production services in North America. We provide a full range of well construction, well completion, well support and other complementary oilfield services to oil and gas exploration and production companies primarily in North America. Our core service lines, which are involved in the entire life cycle of the well, include hydraulic fracturing, cased-hole wireline, coiled tubing, cementing, rig services, fluids management services and other special well site services. We operate in all of the major oil and gas producing regions of the continental United States and Western Canada.
Demand for our services is primarily driven by, and therefore our operating and financial performance is heavily influenced by drilling, completion and production activity of our customers in the upstream exploration and production ("E&P") business of the oil and gas industry, which in turn is significantly impacted by oil and gas prices. In late 2014, oil prices began a substantial and rapid decline, and the severe weakness and volatility continued throughout 2015. As we entered 2016, we experienced a sharp drop in activity across our customer base as operators reacted to further declines in oil prices and the deteriorating rig count. The significant volatility and weakness in commodity prices has continued to date and oil prices have remained significantly lower than the industry has previously experienced in recent years. With the continued market instability, many of our customers have stopped drilling and/or completing wells, while others have been forced to file for bankruptcy protection or stop operations altogether.
In response to this severe, prolonged downturn, over the course of 2015 and throughout 2016 to date, we have implemented various operational rightsizing measures, coupled with substantial cost-cutting efforts further described below, in an attempt to mitigate the liquidity strain brought on by significantly reduced utilization and pricing for our services. In spite of our efforts, however, and due to the extremely depressed market conditions that materially and negatively impacted our results for the first quarter of 2016, we were unable to satisfy one of the financial covenants under our Credit Agreement required to be tested as of March 31, 2016. Accordingly, and as a result of our substantial debt burden, throughout the second quarter and into the third quarter, we worked with our financial and legal advisors to analyze a variety of solutions to reduce our overall financial leverage, while maintaining a primary focus on preserving liquidity. As part of this process, we engaged in discussions with certain of our lenders and other stakeholders to develop and implement a comprehensive plan to restructure our balance sheet, which ultimately led to the commencement of the Chapter 11 Proceeding on July 20, 2016, as defined and further discussed under “Recent Developments & Other Matters - Chapter 11 Proceeding and Restructuring Support Agreement” in this Part I, Item 2 of this Quarterly Report.
Our business and financial and operational performance also reflects the impact of our long-term growth strategy, further discussed below, which we aggressively implemented following our initial public offering in July 2011 through mid-2015. Our long-term growth strategy focused on strengthening, expanding and diversifying our business through: (1) the growth of our assets, customer base and geographic reach, both domestically and internationally, for our core service lines; and (2) strategic initiatives advancing service line diversification, vertical integration and technological advancement. As a result of the prolonged industry downturn, during the first quarter of 2016, we began evaluating opportunities to monetize some of our vertically integrated businesses in order to enhance our liquidity position and reduce our overall cost structure. On June 29, 2016, we sold the majority of the assets comprising our specialty chemicals supply business, which we developed in-house in 2013, for approximately $9.3 million. We are currently negotiating several other strategic divestitures and evaluating other opportunities to divest select non-core assets and businesses in line with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core services lines to ensure we are strongly positioned to capitalize on the eventual market recovery. However, there can be no assurance any such potential transactions will prove successful, or that we will be able to sell these assets or business lines on satisfactory terms, if at all.
Additionally, over the last several years we worked to establish an operational presence in key countries in the Middle East, and we currently have offices in Dubai, Saudi Arabia and Oman. Given the Company's financial position and in connection with recent changes in the Company's executive management team with a resulting shift in short- and long-term growth strategy, we re-evaluated our business plan with respect to the Middle East and determined it was appropriate to significantly scale back our investment in this area to preserve liquidity and focus on the advancement of our business in the U.S. Accordingly, and following unsuccessful customer bids, we have now begun the process of unwinding our businesses in the Middle East.
As indicated above, in keeping with our long-term growth strategy, from our initial public offering in July 2011 through the closing of the Merger in March 2015, we rapidly grew our core business through the expansion of our assets, customer base and geographic reach, both domestically and internationally, and most notably through the Merger. The combination of Legacy C&J with the C&P Business greatly expanded our scale, service offerings and geographic reach, increasing capacity for our existing services offerings and providing diversification through the additional services offerings of the C&P Business with a stronger presence in all major domestic basins. However, with the Merger closing during the early part of the prevailing market downturn, we have not been able to capitalize on many of the opportunities that we believe the diversified service offering and increased scale, customer base and geographic footprint of our combined company can provide in healthy market conditions. Moreover, in response to difficult market conditions and also as part of our integration strategy, late in the first quarter of 2015, we began to rightsize the Company by stacking idle equipment, reducing headcount and consolidating facilities. Since that time, we have continued to tightly manage the business with a focus on aligning our operations to the rapidly deteriorating operating environment, primarily by stacking additional equipment, closing unprofitable facilities, further reducing headcount, and implementing stringent cost control measures to lower our operational cost structure, including reductions in compensation and benefits across the organization.
In implementing our growth strategy over the last few years, in addition to the Merger, we acquired an equipment manufacturing business in 2011 and a data acquisition and control systems business in 2013. We utilize the equipment and products manufactured by these vertically integrated businesses in our day-to-day operations, and we also sell them to third-party customers in the global oilfield services industry. We are currently evaluating opportunities to divest all or some of this equipment manufacturing business, potentially through multiple transactions. In May 2015, we acquired an integrated business that designs, manufactures and installs electrical submersible pump systems and accessories primarily for artificial lift applications and is now developing a line of electrical submersible pump systems that are optimized for the small casing sizes typical of long horizontal wells.
Additionally, we have taken a multi-faceted, integrated approach to developing our directional drilling capabilities, which we manage through our research & technology division. In April 2013, we acquired a provider of directional drilling technology and related downhole tools, and during the first half of 2014, we began manufacturing premium drilling motors in-house and offering our directional drilling services line to customers as a new service offering. However, due to the substantial decline in the rig count and the competitive landscape for directional drilling services in the current market environment, we recently changed our business model and began providing our USBS directional drilling motor as a rental to other directional drilling providers. This change in business strategy has enabled our proprietary technology to gain additional exposure to numerous E&P companies, which has resulted in increased credibility, higher utilization and enhanced profitability. As market conditions improve, we will continue to evaluate our directional drilling business strategy in order to maximize the benefits of this technology because we continue to believe our proprietary USBS directional drilling motor has the potential to deliver significant value to our organization, and to many of our customers, over the long-term.

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

Recent Developments & Other Matters

Chapter 11 Proceeding and Restructuring Support Agreement

In May 2016, we announced that we were not in compliance with the Minimum Cumulative Consolidated EBITDA Covenant required to be tested as of March 31, 2016 ("Covenant Default") under the Credit Agreement governing our Credit Facilities, which is considered an event of default with respect to the Credit Agreement (Please see “Liquidity and Capital Resources - Description of Our Credit Agreement” in Part I, Item 2 of this Quarterly Report for a description of the Credit Agreement, including the Minimum Cumulative Consolidated EBITDA Covenant and Credit Facilities). We also announced that we would be negotiating with our lenders to resolve this matter, and that we had initiated a process to explore strategic alternatives to strengthen our balance sheet and maximize the value of the Company.

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

At the conclusion of the forbearance period, on July 20, 2016 ("Petition Date"), certain of our U.S. operating companies (collectively, the "U.S. Debtors") filed voluntary petitions for reorganization seeking relief under the provisions of Chapter 11 ("Chapter 11") of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). These Chapter 11 cases are being administered under the caption "In re: CJ Holding Co., et al., Case No. 16-33590", and we also commenced ancillary proceedings in Canada on behalf of our Canadian subsidiaries (collectively, the "Canadian Debtors") and a provisional liquidation proceeding in Bermuda on behalf of the Company's ultimate parent company (C&J Energy Services Ltd.) and certain Bermudian subsidiaries (collectively, the "Bermuda Debtors" and together with the U.S. Debtors and the Canadian Debtors, the "Debtors")(collectively, the "Chapter 11 Proceeding"). Throughout the Chapter 11 Proceeding, we have continued, and we will continue, to manage and operate our business in the ordinary course as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Prior to commencing the Chapter 11 Proceeding, on July 8, 2016, we entered into a Restructuring Support and Lock-Up Agreement (together with all exhibits thereto, the “Restructuring Support Agreement”), with certain lenders (the “Supporting Lenders”) holding approximately 90% of the secured claims and interests arising under the Credit Agreement. The Restructuring Support Agreement contemplates the implementation of a restructuring of the Company through a debt-to-equity conversion of approximately $1.4 billion of secured debt under the Credit Agreement and an equity rights offering, to be effectuated through a plan of reorganization (the “Restructuring Plan”), which will be subject to Bankruptcy Court approval as part of the Chapter 11 Proceeding. The Restructuring Support Agreement contains certain Restructuring Plan-related milestones (the “Milestones”), including deadlines: (a) to file the Restructuring Plan and related disclosure statement; (b) for entry of interim and final orders related to the DIP Facility (as defined and discussed herein); (c) for entry of the disclosure statement order; (d) for entry of the confirmation order; and (e) for the Effective Date to occur. The Supporting Lenders may agree to extend the foregoing Milestones, and the Milestone related to entry of the final order approving the DIP Facility was previously extended.

In accordance with the Restructuring Support Agreement Milestone, on August 19, 2016, we filed the initial Plan of Reorganization and related Disclosure Statement, with the first amendment filed on September 28, 2016 and a second amendment filed on November 3, 2016 (collectively, and as amended by the first and second amendment, the “Restructuring Plan”). The filing of these amendments represented important progress in moving the Company through the Chapter 11 Proceeding.

Recognizing that the pace of a court supervised process is not within our control, we have been working proactively with our stakeholders to facilitate a positive outcome as expeditiously as possible. At this time, the Supporting Lenders together with the appointed fiduciary committee for holders of unsecured claims (the "UCC") support the Restructuring Plan, which we believe provides a fair and equitable recovery to our stakeholders. We are optimistic that we will emerge from the Chapter 11 Proceeding by year-end 2016 or early in the first quarter of 2017.

The Restructuring Plan currently provides, among other things, as follows:

•
Rights Offering:  Certain of the Supporting Lenders (the "Backstop Parties") have agreed to provide an equity rights offering for an investment in the Company in an amount of up to $200 million as part of the approved Restructuring Plan (the “Rights Offering”). The Rights Offering will be consummated on the effective date of the Restructuring Plan (the “Effective Date”) pursuant to a Backstop Commitment Agreement, which will also provide for a commitment premium of 5% of the $200 million committed amount payable in new common equity of the reorganized Company ("New Equity") to the Backstop Parties (the “Backstop Fee”). The Rights Offering shares will be issued at a price that reflects a discount of 20% to the Restructuring Plan value, provided that the Restructuring Plan value will not be greater than $750 million.

•
DIP Facility: Certain of the Supporting Lenders (the “DIP Lenders”) have provided a superpriority secured delayed draw term loan debtor-in-possession financing facility in an aggregate principal amount of up to $100 million (the “DIP Facility”). As further discussed below, on July 25, 2016, the Bankruptcy Court entered an order approving the Debtors’ entry into the DIP Facility on an interim basis, pending a final hearing. On July 29, 2016, we entered into a superpriority secured debtor-in-possession credit agreement, among the Debtors, the DIP Lenders and Cortland Capital Market Services LLC, as Administrative Agent (the “DIP Credit Agreement”), which sets forth the terms and conditions of the DIP Facility. On September 25, 2016, the Bankruptcy Court entered a final order approving entry into the DIP Facility and DIP Credit Agreement. We believe that our current cash balance, along with this additional financing, will provide us with sufficient resources to support our businesses and continue our operations in the ordinary course through the Chapter 11 Proceeding. We are required to repay all amounts outstanding under the DIP Facility on the Effective Date of emergence of Chapter 11.

•
Exit Facility: We are evaluating various financing options which will take effect upon emergence from the Chapter 11 Proceeding, including entry into a senior secured revolving asset-based lending credit facility to be arranged and provided by one or more commercial lending institutions in a minimum amount of $100 million. Entry into the Exit Facility will require that the Debtors, the Backstop Parties and certain other Supporting Lenders agree that such financing facility is in the best interest of the reorganized Debtors.

•
New Warrants:  On the Effective Date, the Company will issue new seven-year warrants exercisable on a net-share settled basis into up to 6% of the New Equity at a strike price of $1.55 billion (the “New Warrants”). New Warrants representing up to 2% of the New Equity will be issued to existing holders of C&J common equity, provided that such holders vote as a class to accept the Restructuring Plan, and the remaining New Warrants representing up to 4% of the New Equity will be issued to the Debtors' general unsecured creditors.

•
Distributions:  The Supporting Lenders shall receive all of the New Equity, subject to dilution on account of the Management Incentive Plan (as defined below), the Rights Offering, the Backstop Fee and the New Warrants, along with all of the subscription rights under the Rights Offering. Under the Restructuring Plan, mineral contractor claimants will be paid in full in the ordinary course of business. Additionally, subject to the terms of the Plan, certain other unsecured claimants will share in a $33.0 million cash recovery pool, plus a portion of the New Warrants, as described above.

•
Management Incentive Plan: 10% of the New Equity will be reserved for a management incentive program to be issued to management of the reorganized Company after the Effective Date at the discretion of the board of directors of the reorganized Company (the “Management Incentive Plan”).

•	Governance: The board of directors of the reorganized Company will be appointed by the Lenders and shall include the reorganized Company’s Chief Executive Officer.

•
Releases: The Restructuring Plan contemplates certain releases relating to the Company, the Supporting Lenders, including the Backstop Parties and DIP Lenders, the UCC and its members, and holders of claims and interests, which will take effect upon the Effective Date. Further, all indemnification provisions for current and former directors, officers, managers, employees, attorneys, accountants, investments bankers, and other professionals of the Company, as applicable, will remain in place after the restructuring.

Pursuant to the Restructuring Support Agreement, and as set out in the Restructuring Plan, the Supporting Lenders have agreed to, among other things: (a) use good faith efforts to implement the restructuring; (b) vote all claims and interests held in favor of the Restructuring Plan; (c) with respect to the Backstop Parties, backstop the Rights Offering; (d) support and not object or opt out of the release provisions under the Restructuring Plan so long as such release provisions are consistent with the Restructuring Support Agreement term sheet; and (e) not exercise any right or remedy under the Credit Agreement against an affiliate of the Company that did not file for Chapter 11, subject to certain conditions.

Additionally, as indicated above, we have worked diligently with the UCC to resolve certain issues the UCC raised on behalf of our general unsecured creditors with respect to the Restructuring Plan. Ultimately we were able to resolve such issues with the UCC and the Restructuring Plan reflects a global compromise amongst the Debtors, the UCC and the Supporting Lenders. As a result of this resolution, the UCC has agreed to support confirmation of the Restructuring Plan.
We believe that the compromises and settlements to be implemented pursuant to the Restructuring Plan preserve value by enabling the Debtors to avoid costly and time-consuming litigation with the UCC that could potentially delay emergence from the Chapter 11 Proceeding.

On July 21, 2016, the Bankruptcy Court issued certain interim and final orders with respect to our first-day motions and other operating motions that allow the Company to operate the business in the ordinary course throughout the Chapter 11 Proceeding. The first-day motions sought authorization for, among other things, the payment of certain pre-petition employee expenses and benefits, the use of the Company's existing cash management system, the payment of certain pre-petition amounts to certain critical vendors and mineral lien claimants, the ability to pay certain pre-petition taxes and regulatory fees, the payment of certain pre-petition claims owed on account of insurance policies and programs, and entry into the DIP Facility on an interim basis. With respect to those other first-day motions for which only interim approval had been initially granted, the Bankruptcy Court has since issued final orders on all such motions as of September 30, 2016.

On November 4, 2016, the Bankruptcy Court approved the Disclosure Statement, finding that the Disclosure Statement contains adequate information as required by the Bankruptcy Code. The Debtors intend to launch solicitation of acceptances of the Restructuring Plan as required by the Bankruptcy Code as soon as reasonably practicable thereafter. A hearing with respect to confirmation of the Restructuring Plan is expected to take place on December 16, 2016, and we expect to emerge from the Chapter 11 Proceeding in the following weeks.

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

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions, including Supporting Lender approval in accordance with the Restructuring Support Agreement. Generally, the assumption of a contract requires a Debtor to satisfy pre-petition obligations under the contract, which may include payment of pre-petition liabilities in whole or in part.  The assumption of a contract may also result in amendments to its terms. Rejection of a contract is typically treated as a breach occurring as of the moment immediately preceding the Petition Date.

Under Chapter 11, the Restructuring Plan will determine the rights and satisfaction of claims and interests of various creditors and security holders and will be subject to the ultimate outcome of negotiations and the Bankruptcy Court’s decisions through the date on which the Restructuring Plan is confirmed. The Restructuring Plan is subject to revision prior to submission to the Bankruptcy Court for approval at confirmation based upon discussions with the Debtors’ creditors, including the Supporting Lenders and other interested parties, and thereafter in response to further discussions with parties in interest and the Debtors' further analysis. There can be no assurance that the Debtors will be able to secure approval for the Restructuring Plan or any other Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors’ creditors.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a Chapter 11 plan. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of the Restructuring Plan. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. The Restructuring Plan could result in holders of certain liabilities and/or securities, including our shareholders, receiving no distribution on account of their interests. Because of such possibilities, there is significant uncertainty regarding the value of the Company's liabilities and securities, including its common shares. At this time, there is no assurance we will be able to restructure as a going concern or successfully implement the Restructuring Plan.

For additional discussion of the known, material risks associated with the Chapter 11 Proceeding and the Company's ability to restructure as a going concern, please see “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “Liquidity and Capital Resources” in this Part I, Item 2 of this Quarterly Report.

Going Concern Uncertainty

As discussed above, the extremely depressed market conditions that significantly and negatively impacted our results for the first quarter of 2016 resulted in Covenant Default under our Credit Agreement, which ultimately led to the commencement of the Chapter 11 Proceeding. This ongoing industry downturn also negatively impacted our operational and financial performance for the second and third quarters of 2016. Both the severe, prolonged downturn and Chapter 11 Proceeding raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, improvements in market conditions and our ability to improve profitability, our ability to meet certain conditions of the Restructuring Support Agreement and obtain confirmation of the Restructuring Plan or another Chapter 11 plan by the Bankruptcy Court, and our ability to successfully implement the Restructuring Plan or another Chapter 11 plan.

Changes in Management

During the second and third quarters of 2016, C&J's Board of Directors approved a number of strategic changes to the Company's executive management team as part of a focused effort to ensure the best people were in place to lead the Company through the restructuring process, maximize the value of the business, and capitalize on the Company's strengthened financial position to continue to grow the business following emergence.

Following the June 2016 appointment of a new President and Chief Executive Officer (Mr. Don Gawick), Chief Financial Officer (Mr. Mark Cashiola) and Executive Vice President, General Counsel and Chief Risk & Compliance Officer (Ms. Danielle Hunter), the Board appointed Mr. Patrick Bixenman as the Company’s Chief Administrative Officer, Mr. Everett Michael Hobbs as the Company's Chief Operating Officer, and Mr. Nicholas Petronio to succeed Mr. Hobbs as President of C&J's Well Services division, each effective as of August 22, 2016. Additionally, on October 6, 2016, the Board appointed Mr. Edward Keppler, the President – Drilling & Completion Services, to the position of President – Corporate Operational Development, and appointed Mr. Timothy Wallace, the Company’s Senior Vice President – Sales for the Drilling & Completion Services division, to succeed Mr. Keppler as President of C&J's Completion Services division, each effective immediately. In connection with Mr. Keppler’s appointment, it was determined that Mr. Larry Heidt, the President – Corporate Operational Development & Industry Relations, would maintain the role of President – Industry Relations with an increased focus on business development and client and industry relations.

Appointment of Mr. Pat Bixenman as Chief Administrative Officer. Mr. Bixenman has served as C&J’s President of Research & Technology since October 2012 and continues in such role in addition to serving as Chief Administrative Officer. As Chief Administrative Officer, he now oversees the Company’s Human Resources, Information Technology and Real Estate divisions, among other responsibilities. As President of Research & Technology, Mr. Bixenman oversaw the growth of the Company’s Research & Technology division and recruited more than 100 technology professionals to the Company. Mr. Bixenman also initiated development of drilling products that allowed the Company to enter the directional drilling services business. Prior to joining C&J, Mr. Bixenman was employed by Schlumberger Limited (“Schlumberger”) from 1985 through 2012, where he gained significant technology development and manufacturing experience in wireline logging, coiled tubing, completions tools, artificial lift, drill stem testing, and subsea intervention trees. While employed by Schlumberger, Mr. Bixenman held numerous key management positions, including Engineering Manager, Manufacturing Center Manager and Technology Center Manager. He graduated from Tennessee Technology University with a B.S. in Mechanical Engineering in 1983 and Rice University with a Masters in Mechanical Engineering in 1988.

Appointment of Mr. Mike Hobbs as Chief Operating Officer. Mr. Hobbs previously served as C&J’s President of Well Services since June 2015. In this position, Mr. Hobbs directed all aspects of the Company’s Well Services division, including maintenance, workover and plug and abandonment services, as well as fluid management, rental tool, and salt water disposal services. Prior to his promotion to President of the Well Services division, Mr. Hobbs served as the Company’s Senior Vice President of Corporate Operational Development since October 2012. In that role, Mr. Hobbs focused on structural and strategic issues within each of the Company’s core service lines, including equipment maintenance, operational best practices, corporate systems, facilities and new business opportunities. Mr. Hobbs was Chief Operating Officer of the Company’s wireline division, Casedhole Solutions (“Casedhole Solutions”), at the time C&J acquired Casedhole Solutions in June 2012, a position he had held since 2011. Following C&J’s acquisition of Casedhole Solutions through October 2012, he served as Vice President – Operations of Casedhole Solutions. Mr. Hobbs first joined Casedhole Solutions in April 2010 as Vice President and General Manager for the Southern region, before being promoted to Chief Operating Officer in 2011. Mr. Hobbs has over 30 years of experience in the oilfield service industry, the first fourteen of which were with Schlumberger in numerous operational and management positions in the Permian Basin. After leaving Schlumberger in 1997, Mr. Hobbs founded E.M. Hobbs, Inc. where he participated in the development and implementation of many of the multi-stage completion procedures and techniques that are currently used today within the wireline service industry. Before leaving E.M. Hobbs, Inc. in 2004, Mr. Hobbs grew the company to 21 units in five locations in Texas and New Mexico. E.M. Hobbs, Inc. is now known as E&P Wireline and is owned by Schlumberger.

Appointment of Mr. Nick Petronio as President – Well Services. As President of C&J's Well Services division, Mr. Petronio is responsible for overseeing C&J’s maintenance, workover and plug and abandonment services, as well as fluid management, rental tool, and salt water disposal services businesses. Mr. Petronio previously served as Senior Vice President for Operational Development in C&J’s Well Services division since March 2015. Prior to holding this position, he served as Assistant to the Chairman of Nabors Industries Ltd. (“Nabors”) from 2010 to March 2015. A veteran of the oil and gas industry, Mr. Petronio served as President of Pool Well Services in Houston, a subsidiary of Nabors, from 1999 to 2010. The company operated a fleet of more than 750 workover rigs and 350 oilfield trucks and managed a workforce of 3,400 that provided well services to customers in eight states. The subsidiary was renamed Nabors Well Services Co. in 2005. Mr. Petronio joined Pool Company as Construction Manager in 1978 and held numerous roles of increasing responsibility within the company, including Vice President of Equipment and Environmental Affairs and Senior Vice President of Eastern U.S. Operations before being named President in 1999. Mr. Petronio started his career in 1968 with General Dynamics’

Electric Boat division before joining Marathon-LeTourneau as a technical manager from 1976 to 1978. He earned a B.S. in Civil Engineering from the University of Rhode Island and a M.S. in Civil Engineering (Applied Mechanics) from the University of Connecticut.

Appointment of Mr. Ed Keppler as President – Corporate Operational Development. As President of Corporate Operational Development, Mr. Keppler focuses on structural and tactical operational issues across all of C&J’s service lines to provide strategic direction and support through the development of standards, processes, and systems to increase efficiency and quality for C&J’s operations. Mr. Keppler previously served as President of C&J's Drilling & Completion Services, a position he was appointed to in March 2015. Prior to assuming the role of President – Drilling & Completion Services, he served as the Company’s Senior Vice President – Corporate Oilfield Operations from July 2013 through March 2015. He previously served as the President of C&J’s wireline business, Casedhole Solutions, from October 2012 through July 2013, having joined Casedhole Solutions as its Vice President and General Manager for the North Region in May 2010 until October 2012. Mr. Keppler first joined C&J with the Company’s acquisition of Casedhole Solutions in June 2012. Prior to joining Casedhole Solutions in May 2010, Mr. Keppler was employed by Schlumberger from 1991 through 2010, where he gained significant wireline experience in the North American market with extensive expertise in cased-hole operations, perforating, open-hole logging, and wellbore formation sampling. While employed by Schlumberger, Mr. Keppler held numerous key management positions, including wireline district manager in six different locations, regional operations manager for the state of Alaska, Engineering Sustaining Manager and Cased-Hole Service Delivery Manager for the U.S. Mr. Keppler’s last position before joining Casedhole Solutions was Global Wireline Technical Support Manager for Weatherford. He graduated from New Mexico State University with a B.S. in Mechanical Engineering in 1990.

Appointment of Mr. Tim Wallace as President – Completion Services. As President of C&J's Completion Services division, Mr. Wallace is responsible for overseeing C&J’s hydraulic fracturing, coiled tubing, casedhole wireline and cementing services businesses. Mr. Wallace previously served as the Company’s Senior Vice President – Sales & Marketing for the Drilling & Completion Services division, a position he was appointed to in January 2016. Before that, Mr. Wallace served as C&J’s Senior Vice President – Casedhole Solutions, C&J’s wireline business, from July 2013 through January 2016. Mr. Wallace first joined C&J with the Company’s acquisition of Casedhole Solutions in June 2012, and from that time through July 2013 he served as C&J’s Vice President – Wireline Operations. Mr. Wallace joined Casedhole Solutions in October 2011 as the Southwest Regional Wireline Operations Manager. Before joining Casedhole Solutions, he spent 28 years with Schlumberger. While at Schlumberger, Mr. Wallace held positions in operations management, sales management, software project management, corporate sales, field sales and field operations at various locations in North America, with extensive international travel. Mr. Wallace graduated from Louisiana Tech University with a B.S. in Petroleum Engineering in 1984.

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
Each of our reportable segments is described in more detail below. For additional financial information about our reportable segments, see Note 7 – Segment Information in Part I, Item 1 “Financial Statements and Supplementary Data” in this Quarterly Report.
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

During the third quarter of 2016, our hydraulic fracturing division deployed, on average, approximately 430.0 thousand horsepower out of a current estimated fleet of approximately 1.0 million horsepower. In both our wireline and coiled tubing divisions, we deployed, on average, approximately 58 wireline trucks and 25 coiled tubing units out of current estimated fleets of approximately 130 trucks and 45 units, respectively. However, not all of our assets are utilized fully, or at all, at any given time, due to, among other things, scheduled maintenance and downtime.  Additionally, in response to the continued challenging market conditions, we have implemented various operational rightsizing measures and aligned our assets with industry demand, which has included stacking or idling unproductive equipment across our asset base within each service line.

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

Third quarter 2016 revenue from our Completion Services segment was $132.8 million, representing approximately 57.1% of our total revenue, with Adjusted EBITDA of $(3.6) million; compared to $127.6 million of revenue and $(16.9) million of Adjusted EBITDA in the second quarter of 2016, and $256.9 million of revenue and $(8.6) million of Adjusted EBITDA in the third quarter of 2015.

Despite numerous lost job opportunities in the second quarter and at the beginning of the third quarter associated with concerns about our financial condition, announced restructuring and ultimate commencement of the Chapter 11 Proceeding, both overall revenue and Adjusted EBITDA from our Completion Services segment benefited from higher overall utilization and modestly improved pricing levels in most core operating basins. As commodity prices stabilized and the U.S. onshore rig count increased, many of our key customers in core operating basins accelerated completion activity resulting in increasing utilization levels throughout the quarter, and eventually slightly higher pricing levels within all of our core business lines by quarter end. As certain customers began to accelerate the completion of drilled-but-uncompleted wells ("DUCs"), we strategically reallocated hydraulic fracturing resources to meet customer demand and to capture improving margin. Despite the reduction of an additional frac fleet early in the quarter, the decrease in available frac days combined with improved completion job mix, allowed our Completions Services segment to experience improved financial performance sequentially. In both our coiled tubing and wireline divisions, we experienced increases in utilization and slightly better pricing as completion activity increased throughout the third quarter. Additionally, our coiled tubing and wireline operations benefited from increased workover and well maintenance activities.

Moving into the fourth quarter, we currently expect our Completion Services segment to continue to experience improved overall activity levels as many of our core customers continue to increase their rig count and accelerate DUC completion activity. With that said, improving activity levels are dependent upon macroeconomic and commodity price stability. Also, we continue to have conversations with our customers concerning the potential negative effect of seasonally decreased activity levels that are typical in the fourth quarter as capital budgets are exhausted and preparations commence for the new calendar year budgeting process. In our hydraulic fracturing business, we continue to experience higher utilization due to improving activity levels; however, the environment continues to be highly competitive and margins remain pressured. Additionally, if activity levels continue to increase and additional frac spreads return to work, we would expect improvement in our coiled tubing and wireline businesses, as DUC completion activity increases and more drilling rigs returning to the field to drill new wells that will eventually need our completion services. We will continue to manage our businesses through these challenging market conditions, and we will continue our primary focus of meeting the needs of our customers in the safest, most cost efficient way possible, which we believe will best position the Company for future growth and success.
Well Support Services

Our Well Support Services segment, which was acquired in the Merger as part of the C&P Business, consists of the following service lines: (1) rig services, including providing workover and well servicing rigs that are involved in routine repair and maintenance, completions, re-drilling and plug and abandonment operations; (2) fluid management services, including transportation, storage and disposal services for produced fluids and fluids used in the drilling, completion and workover of oil and gas wells; and (3) other special well site services. Our rig services line is the greatest driver of revenue for this segment.

During the third quarter of 2016, our Well Support Services segment deployed, on average, approximately 140 workover rigs per workday out of an estimated fleet of approximately 495 workover rigs. In our fluid management service line, we deployed, on average, approximately 694 fluid services trucks per workday and approximately 1,286 frac tanks per workday out of estimated fleets of approximately 1,433 trucks and 5,229 tanks, respectively. In our fluid management services line, we continued to utilize approximately 30 salt water disposal wells for fluids disposal purposes. Keep in mind that not all of our assets are utilized fully, or at all, at any given time, due to, among other things, scheduled maintenance and downtime.  Additionally, in response to the continued challenging market conditions, we have implemented various operational rightsizing measures and aligned our assets with industry demand, which has included idling unproductive equipment across our asset base within each service line.

Management evaluates our Well Support Services segment operations’ performance and allocates resources primarily based on activity levels, specifically rig and trucking hours, as well as Adjusted EBITDA. The following table presents rig and trucking hours, along with Adjusted EBITDA, for our Well Support Services segment for the three months ended September 30, 2016 and June 30, 2016 (dollars in millions):

	Three Months Ended
	September 30, 2016	June 30, 2016

Revenue	$88.7	$85.9
Adjusted EBITDA	$7.8	$5.0
Total rigs	495	499
Total rig hours	105,199	95,549
Total trucks	1,433	1,435
Total truck hours	346,662	365,793
During the third quarter of 2016, both revenue and Adjusted EBITDA improved sequentially in our Well Support Services segment primarily due to higher activity levels that resulted in improved utilization throughout the quarter. Despite higher activity levels, pricing remained extremely competitive across all service lines in most operational markets. The commodity price stability experienced in the third quarter of 2016 resulted in a renewed focus by our customer base to increase workover and well maintenance activity, which primarily enhanced the performance of our workover rig, P&A and other specialty service lines. Due to the sluggish nature of the overall recovery within the well service industry, we continued to support utilization and defend market share through pricing concessions in some of the most price competitive basins and further repositioned equipment and resources to areas with better market conditions and greater customer demand. We also continued to exit select product lines in certain basins, close unprofitable facilities and further reduce head count, which helped enhance margins and profitability in the third quarter of 2016.

As we exited the third quarter of 2016, activity levels continued to improve and pricing began to flatten as customers continued to spend more capital on workover and maintenance projects. However, improving activity levels are dependent upon macroeconomic and commodity price stability. Also, we continue to have conversations with our customers concerning the potential negative effect of seasonally decreased activity levels that are typical in our Well Support Services segment during the fourth quarter. We will continue with our strategy of aggressive cost control and focusing on markets and customers that generate positive Adjusted EBITDA. Our near-term strategy continues to focus on enhancing margins and profitability, properly managing capital spending levels and positioning the business to capitalize on opportunities as the market more meaningfully recovers.
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

Third quarter 2016 revenue from our Other Services segment was $11.0 million representing approximately 4.7% of our total revenue, with Adjusted EBITDA of $(22.1) million; compared to $11.7 million of revenue with $(21.4) million of Adjusted EBITDA in the second quarter of 2016, and $19.7 million of revenue with Adjusted EBITDA of $(26.4) million in the third quarter of 2015.
Unlike the improvements witnessed in both our Completion Services and Well Support Services segments, most of the businesses comprising our Other Services Segment continue to be negatively impacted by the muted demand for those services driven by lower overall commodity prices. Although the rig count has increased and commodity prices appear to be stabilizing, most customers are still hesitant to expand their capital budgets for additional services, which continues to negatively affect most of our business lines in this segment. During the third quarter of 2016, we witnessed the most stability in our cementing business line as activity levels increased slightly in both our West Texas and Northeast operating basins.
In our Research & Technology division, we continue to supply more high-quality, low-cost perforating accessories to our casedhole wireline service line. The delivery of perforating products and accessories to our internal wireline business has doubled since year-end 2015, and we currently estimate that we internally supply over a quarter of all direct expendables, which includes perforating guns, perforating accessories and addressable switches.
Through the third quarter of 2016, we continued to focus on rightsizing the businesses within our Other Services segment by scaling back or delaying certain planned initiatives and implementing additional rounds of cost reductions, including further reductions in head count and facilities and terminating certain non-essential initiatives. As previously mentioned, in June 2016, we divested our specialty chemical sales business, and we will continue evaluating opportunities to potentially monetize additional non-core business lines in order to enhance our liquidity position.

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
Management evaluates the performance of our operating segments primarily based on Adjusted EBITDA because it provides important information to us about the activity and profitability of our lines of business within each segment and aids us in analytical comparisons for purposes of, among other things, efficiently allocating our assets and resources. Our management team also monitors asset utilization, among other factors, for purposes of assessing our overall activity levels and customer demand. For our Completion Services operations, we measure our asset utilization levels primarily by the total number of days that our asset base works on a monthly basis, based on the available working days per month, which excludes scheduled maintenance days. We generally consider an asset to be working such days that it is at or in transit to a job location, regardless of the number of hours worked or whether it generated any revenue during such time. In our Well Support Services operations, we measure activity levels primarily by the number of hours our assets work on a monthly basis, based on the available working days per month. However, given the variance in revenue and profitability from job to job, depending on the type of service to be performed and the equipment, personnel and consumables required for the job, as well as competitive factors and market conditions in the region in which the services are performed, asset utilization cannot be relied on as indicative of our financial or operating performance. For additional information, see “Reportable Segments” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Industry Trends and Outlook
We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on available growth opportunities, we may not be able to achieve our business objectives, and consequently, our results of operations may be adversely affected. Please read the factors described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in Part I, Financial Information and “Risk Factors” in Part II, Item 1A of this Quarterly Report for additional information about the known material risks that we face.
General Industry Trends
The oil and gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including the domestic and international supply and demand for oil and gas, current and expected future prices for oil and gas and the perceived stability and sustainability of those prices, production depletion rates and the resultant levels of cash flows generated and allocated by E&P companies to their drilling, completion and workover budgets. The oil and gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and elsewhere), levels of consumer demand, the availability of pipeline capacity, weather conditions, and other factors that are beyond our control. Severe declines and sustained weakness and volatility in commodity prices over the course of 2015, and for most of 2016, and the consequent negative impact on the level of drilling, completion and production activity and capital expenditures by our customers, have adversely affected the demand for our services, and absent a significant rebound in commodity prices and corresponding increase in customer activity, are expected to adversely affect demand for our services in the future. This, in turn, negatively impacts our ability to maintain utilization of assets and negotiate pricing at levels generating sufficient margins, especially in our hydraulic fracturing business.
Demand for our services tends to be extremely volatile and cyclical, as it is a direct function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States and, to a lesser extent, in Western Canada. Our customers’ willingness to undertake such activities and expenditures depends largely upon prevailing industry conditions that are influenced by numerous factors which are beyond our control, including, among other things, current and expected future levels of oil and gas prices and the perceived stability and sustainability of those prices, which, in turn, is driven primarily by the supply of, and demand for, oil and gas. Oil and gas prices, and therefore the level of drilling, completion and workover activity by our customers, historically have been extremely volatile and are expected to continue to be highly volatile. For example, during 2015 and in 2016 to date, oil prices reached and remained at their lowest levels since 2009, declining to as low as $26 per barrel. Natural gas prices declined significantly in 2009 and have remained depressed relative to pre-2009 levels.

Declines or sustained weakness in oil and gas prices influences our customers to curtail their operations, reduce their capital expenditures, and request pricing concessions to reduce their operating costs. The demand for drilling, completion and workover services is driven by available investment capital for such activities and in a lower oil and gas price environment, demand for service and maintenance generally decreases as oil and gas producers decrease their activity and expenditures. Because the type of services that we offer can be easily “started” and “stopped,” and oil and gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we typically experience a more rapid decline in demand for our services compared with demand for other types of energy services. A prolonged low level of customer activity, such as we have been experiencing over the last two years, adversely affects our financial condition and results of operations.
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

Our competitors include many large and small energy service companies, including some of the largest integrated energy services companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can, including by reducing prices for services. Our major competitors for our Completion Services include Halliburton, Schlumberger, Baker Hughes, CalFrac Well Services, Keane, Weatherford International, RPC, Inc., Pumpco, a subsidiary of Superior Energy Services, Frac Tech, and Basic Energy Services, as well as a significant number of regional businesses. Our major competitors for our Well Support Services include Key Energy Services, Basic Energy Services, Superior Energy Services, Precision, Forbes, Pioneer Energy Services, as well as a significant number of regional businesses.

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

Current Market Conditions and Outlook

The course of 2016 to date has been, on many levels, one of the most difficult and challenging periods in C&J’s history. As we entered 2016, we experienced a severe slowdown in activity across our customer base as operators reacted to the further declines in oil prices and the continuing fall in rig count by delaying or canceling previously scheduled work, resulting in significantly decreased utilization levels across our services lines and operating areas. The significant, negative impact to our first quarter results resulted in the Covenant Default under our Credit Agreement, and ultimately led to the commencement of the Chapter 11 Proceeding discussed under “Recent Developments & Other Matters - Chapter 11 Proceeding and Restructuring Support Agreement” in Part I, Item 2 of this Quarterly Report.

The severely challenging market conditions experienced through 2016 to date began to slightly alleviate towards the latter part of the third quarter as commodity prices appeared to be stabilizing and customers began putting more drilling rigs back to work. In our Completion Services segment, we experienced increasing utilization levels as customers accelerated completion activity to take advantage of slightly higher commodity prices. In some cases, we were able to increase pricing slightly within some of our core service lines due to a lack of available service capacity in select core operating basins. In our Well Support Services segment, customers began to allocate more capital towards well maintenance and workover activities as commodity prices stabilized, which particularly enhanced the financial performance of our workover rig, P&A and other specialty services business lines. Despite the increased activity levels during the third quarter, the operating environment remains challenging, and we continue to evaluate alternatives to further rightsize our business lines with current market conditions.

Despite improving market conditions throughout the quarter, our third quarter results were negatively impacted by customer reaction to our July 2016 commencement of the Chapter 11 Proceeding, which resulted in numerous lost job opportunities, particularly in our hydraulic fracturing business line, as certain customers simply preferred to work with service providers with less financial uncertainty. We also experienced a similar customer reaction in the second quarter, following our May 2016 announcement of credit facility default and the need to undertake a financial restructuring. We focused on alleviating customer concerns through continuous, transparent and multi-faceted communication, and have been successful in retaining certain core work and customer relationships in spite of significant headwinds.  We have undertaken the same outreach exercise with respect to our vendors in order to preserve critical relationships.
As we moved into the fourth quarter, market conditions have continued to stabilize, and in most of our core service lines, we believe that activity levels should continue to improve as customers increase capital spending. We continue to have conversations with our customers about the potential negative impacts that the typical fourth quarter seasonality could have on our quarterly results. At this point, we are unable to quantify the magnitude of the potential fourth quarter seasonal slowdown. Despite typical fourth quarter seasonality, we are hopeful that higher activity levels combined with cost control and rightsizing measures that we have implemented will continue to result in improved financial performance in the fourth quarter and beyond. Despite the improved financial performance in the third quarter, we continue to manage against an overall lack of visibility beyond the forward month, and a customer base that is highly reactive to the volatile commodity pricing environment and intensely focused on receiving the lowest possible service cost. We will continue to focus on providing high quality oilfield services to all of our customers in the safest, most efficient manner possible, and our continued efforts in that regard have solidified our position as one of the top service providers in each of our core service lines. Additionally, we have maintained the integrity of our organization, including a solid asset base and experienced management team, which is essential to the future growth of our Company. We are cautiously optimistic that the commodity price recovery will continue to unfold as we move into 2017, which should lead to higher activity levels and allow us to enter additional oilfield equipment back into service with core customers in the first half of next year. Absent a continued recovery in commodity prices, we would expect that activity and pricing levels will remain challenged, which could continue to strain our financial and operating results. The ultimate impact of the current industry downturn on our company will depend upon various factors, many of which remain beyond our control.
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

Results of Operations
The following is a comparison of our results of operations for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. Our results for the three and nine months ended September 30, 2016 and for the three months ended September 30, 2015 include the financial and operating results of both Legacy C&J and the C&P Business for the entire period. Results for the nine months ended September 30, 2015 include the financial and operating results of Legacy C&J for the entire period and the C&P Business for the period from the Effective Time of the Merger through September 30, 2015. Results for the period prior to March 24, 2015 reflect the financial and operating results of Legacy C&J exclusively, and do not include the financial and operating results of the C&P Business. Accordingly, comparisons of our results for the nine months ended September 30, 2016 to the comparable prior year period may not be meaningful.
Results for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
The following table summarizes the change in our results of operations for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change
Completion Services:
Revenue	$132,836	$256,907	$(124,071)
Operating income (loss)	$(36,700)	$(409,993)	$373,293

Well Support Services:
Revenue	$88,748	$150,884	$(62,136)
Operating income (loss)	$(11,015)	$6,067	$(17,082)

Other Services:
Revenue	$10,953	$19,706	$(8,753)
Operating loss	$(37,838)	$(89,412)	$51,574

Combined:
Revenue	$232,537	$427,497	$(194,960)

Costs and expenses:
Direct costs	216,841	385,879	(169,038)
Selling, general and administrative expenses	48,825	60,977	(12,152)
Research and development	1,797	4,916	(3,119)
Depreciation and amortization	51,321	74,731	(23,410)
Impairment expense	—	394,191	(394,191)
(Gain) loss on disposal of assets	(694)	141	(835)
Operating loss	(85,553)	(493,338)	407,785
Other income (expense):
Interest expense, net	(8,158)	(28,396)	20,238
Other income (expense), net	7,075	(2,644)	9,719
Total other income (expense)	(1,083)	(31,040)	29,957
Loss before reorganization items and income taxes	(86,636)	(524,378)	437,742

Reorganization items	40,877	—	40,877
Income tax benefit	(21,123)	(69,362)	48,239
Net loss	$(106,390)	$(455,016)	$348,626
Revenue
Revenue decreased $195.0 million, or 45.6%, to $232.5 million for the three months ended September 30, 2016, as compared to $427.5 million for the corresponding prior year period. The decrease in revenue was primarily due to (i) a decrease of $124.1 million in our Completion Services segment as a result of significantly lower utilization and pricing levels across our Completion Services segment caused by the extremely competitive market environment given the persistence of depressed levels of U.S. onshore drilling and completion activity (ii) a decrease of $62.1 million in our Well Support Services segment as a result of unprecedented reduced levels of customer activity during the first half of 2016 in areas that typically maintain moderate levels of well support services activity and (iii) a decrease of $8.8 million in our Other Services segment as a result of continued weak demand for our services driven by the persistently low commodity prices characterizing this severe, prolonged industry downturn.

Direct Costs
Direct costs decreased $169.0 million, or 43.8%, to $216.8 million for the three months ended September 30, 2016, compared to $385.9 million for the corresponding prior year period. The decrease in direct costs was primarily due to the corresponding decrease in revenue which was negatively impacted by overall lower utilization across our Completion Services and Well Support Services segments resulting from the extremely competitive market environment caused by the persistence of depressed levels of U.S. onshore drilling and completion activity and well support services activity. As utilization fell in our Completion Services segment, we strategically stacked additional equipment, closed unprofitable facilities, reduced head count and aggressively cut costs in order to further lower our operational cost structure. Similarly, in our Well Support Services segment, we exited select product lines in certain basins, closed unprofitable facilities and further reduced head count.
Selling, General and Administrative Expenses (“SG&A”) and Research and Development Expense (“R&D”)
SG&A decreased $12.2 million, or 19.9%, to $48.8 million for the three months ended September 30, 2016, as compared to $61.0 million for the corresponding prior year period. The decrease in SG&A was primarily due to $11.2 million reduction in employee related costs as a result of headcount reductions, $2.6 million reduction in share based compensation, $5.0 million decrease in acquisition-related costs and $1.7 million decrease in other general and administrative expenses as a result of cost cutting initiatives. These amounts were partially offset by $8.3 million in costs related to our restructuring activities as a result of entering into Chapter 11 proceedings.
We also incurred $1.8 million in R&D for the three months ended September 30, 2016, as compared to $4.9 million for the corresponding prior year period. The decrease in R&D was primarily due to our cost control initiatives, which included scaling back our research and technology division and initiatives and delaying certain projects. Currently, we are limiting our investments to those key technologies that are providing our businesses with a competitive advantage by enhancing our operational capabilities and reducing our overall cost structure.
Depreciation and Amortization Expense (“D&A”)
D&A decreased $23.4 million, or 31.3%, to $51.3 million for the three months ended September 30, 2016, as compared to $74.7 million for the corresponding prior year period. The decrease in D&A was primarily the result of significant impairment charges recorded during 2015 and the first half of 2016 due to the steep decline in asset utilization levels related to the continued downturn in the oil and gas industry.
Impairment Expense

Due to the continued downturn in the oil and gas industry, and the resulting sustained weakness in demand for our services, we determined that it was necessary to test goodwill for impairment and to test property, plant and equipment ("PP&E") and other intangible assets for recoverability during the third and fourth quarters of 2015 and again during the first three quarters of 2016. Recoverability testing resulted in no impairment of the PP&E or other intangible assets during the three months ended September 30, 2016 as the value of such assets was recoverable.

Impairment expense for the three months ended September 30, 2015 was $394.2 million and consisted of $380.4 million of goodwill impairment related to the Completion Services and Other Services reporting units and $13.8 million related to other intangible assets.
Interest Expense
Interest expense was $8.2 million for the three months ended September 30, 2016, which decreased $20.2 million from $28.4 million for the corresponding prior year period. The decrease is primarily due to the Company's Chapter 11 Proceeding. Interest expense incurred subsequent to our Chapter 11 filing is recognized only to the extent that it will be paid during the cases or that it is probable that it will be an allowed claim. As a result, we did not accrue interest that we believe is not probable of being treated as an allowed claim in the Chapter 11 Proceeding.
Reorganization Items
Reorganization items of $40.9 million for the three months ended September 30, 2016 are primarily related to professional fees of $21.5 million and contract termination settlements of $19.5 million, slightly offset by $0.1 million in vendor claims adjustments in connection with our Chapter 11 proceedings.
Income Taxes
We recorded a tax benefit of $21.1 million for the three months ended September 30, 2016, at an effective rate of 16.6%, compared to a tax benefit of $69.4 million for the three months ended September 30, 2015, at an effective rate of 13.2%. The increase in the effective tax rate was primarily due to impairment charges that were not deductible for tax in the prior year.

Results for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
The following table summarizes the change in our results of operations for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change
Completion Services:
Revenue	$422,919	$960,360	$(537,441)
Operating income (loss)	$(224,459)	$(424,274)	$199,815

Well Support Services:
Revenue	$270,150	$320,102	$(49,952)
Operating income (loss)	$(352,078)	$3,075	$(355,153)

Other Services:
Revenue	$34,251	$59,416	$(25,165)
Operating loss	$(191,867)	$(179,691)	$(12,176)

Combined:
Revenue	$727,320	$1,339,878	$(612,558)

Costs and expenses:
Direct costs	708,377	1,151,522	(443,145)
Selling, general and administrative expenses	182,205	188,424	(6,219)
Research and development	5,959	13,311	(7,352)
Depreciation and amortization	164,557	193,685	(29,128)
Impairment expense	430,406	394,191	36,215
(Gain) loss on disposal of assets	4,220	(365)	4,585
Operating loss	(768,404)	(600,890)	(167,514)
Other income (expense):
Interest expense, net	(155,559)	(57,448)	(98,111)
Other income (expense), net	12,397	(1,073)	13,470
Total other income (expense)	(143,162)	(58,521)	(84,641)
Loss before reorganization items and income taxes	(911,566)	(659,411)	(252,155)

Reorganization items	40,877	—	40,877
Income tax benefit	(126,522)	(108,611)	(17,911)
Net loss	$(825,921)	$(550,800)	$(275,121)

Revenue
Revenue decreased $612.6 million, or 45.7%, to $727.3 million for the nine months ended September 30, 2016, as compared to $1.3 billion for the corresponding prior year period. The decrease was primarily due to a decrease of $537.4 million in revenue in our Completion Services segment as a result of significantly lower utilization and pricing levels across our Completion Services segment caused by the extremely competitive market environment given the decline in, and persistence of depressed levels of, U.S. onshore drilling and completion activity, partially offset by the fact that revenue for the corresponding prior year period only included C&P Business Completion Services revenue from the Effective Time of the Merger to September 30, 2015. The decrease in revenue in our Well Support Services segment was primarily due to a decrease of $50.0 million as a result of the unprecedented reduced levels of customer activity during the first three quarters of 2016 in areas that typically maintain moderate levels of well support services activity, partially offset by the fact that revenue for the corresponding prior year period only included C&P Business Well Support Services revenue from the Effective Time of the

Merger to September 30, 2015. The decrease in our Other Services segment was primarily due to a decrease of $25.2 million as a result of continued weak demand for our services driven by the low commodity prices characterizing this severe, prolonged industry downturn.

Direct Costs
Direct costs decreased $443.1 million, or 38.5%, to $708.4 million for the nine months ended September 30, 2016, compared to $1.2 billion for the corresponding prior year period. The decrease in direct costs was primarily due to the corresponding decrease in revenue which was negatively impacted by overall lower utilization levels across our Completion Services and Well Support Services segments resulting from the extremely competitive market environment caused by the continued decline in U.S. onshore drilling and completion activity as well as the unprecedented slowdown in well support services activity, and partially offset by the shorter period for the C&P Business from the Effective Time of the Merger to September 30, 2015, as noted above. As utilization fell in our Completion Services segment, we strategically stacked additional equipment, closed unprofitable facilities, reduced head count and aggressively cut costs in order to further lower our operational cost structure. Similarly, in our Well Support Services segment, we exited select product lines in certain basins, closed unprofitable facilities and further reduced head count.
Selling, General and Administrative Expenses (“SG&A”) and Research and Development Expense (“R&D”)
SG&A decreased $6.2 million, or 3.3%, to $182.2 million for the nine months ended September 30, 2016, as compared to $188.4 million for the corresponding prior year period. The decrease in SG&A was primarily due to a $30.1 million decrease in acquisition-related cost and a $6.9 million decrease in employee related costs as a result of headcount reductions. These amounts are partially offset by $23.7 million in costs related to our restructuring activities as a result of the debt covenant violation and the Chapter 11 proceedings, $1.9 million increase in stock based compensation and the shorter period for the C&P Business from the Effective Time of the Merger to September 30, 2015, as noted above.
We also incurred $6.0 million in R&D for the nine months ended September 30, 2016, as compared to $13.3 million for the corresponding prior year period. The decrease in R&D was primarily due to our cost control initiatives, which included scaling back our research and technology division and initiatives and delaying certain projects. Currently, we are limiting our investments to those key technologies that are providing our businesses with a competitive advantage by enhancing our operational capabilities and reducing our overall cost structure.
Depreciation and Amortization Expense (“D&A”)
D&A decreased $29.1 million, or 15.0%, to $164.6 million for the nine months ended September 30, 2016, as compared to $193.7 million for the corresponding prior year period. The decrease in D&A was primarily the result of significant impairment charges recorded during 2015 and the first half of 2016 due to the steep decline in asset utilization levels related to the continued downturn in the oil and gas industry.
Impairment Expense

Due to the continued downturn in the oil and gas industry, and the resulting sustained weakness in demand for our services, we determined that it was necessary to test goodwill for impairment and to test PP&E and other intangible assets for recoverability during the third and fourth quarters of 2015 and again during the first three quarters of 2016. Based on our assessment, we recorded impairment expense for the nine months ended September 30, 2016 of $430.4 million, consisting of $314.3 million of goodwill impairment related to impairment of all remaining goodwill associated with our Well Support Services segment, along with $55.0 million related to other intangible assets and $61.1 million related to PP&E within each of our Completion Services and Other Services segments.

Impairment expense for the nine months ended September 30, 2015 was $394.2 million and consisted of $380.4 million of goodwill impairment related to the Completion Services and Other Services reporting units and $13.8 million related to other intangible assets.
Reorganization Items
Reorganization items of $40.9 million for the nine months ended September 30, 2016 are primarily related to professional fees of $21.5 million and contract termination settlements of $19.5 million, slightly offset by $0.1 million in vendor claims adjustments in connection with our Chapter 11 proceedings.

Interest Expense
Interest expense was $155.6 million for the nine months ended September 30, 2016, which increased $98.1 million from $57.4 million for the corresponding prior year period. The increase is primarily due to $91.9 million of accelerated amortization of original issue discount and deferred financing costs, fully amortizing these amounts as of June 30, 2016 as a result of the Restructuring Support Agreement which contemplates the implementation of a restructuring of the Company through a debt-to-equity conversion and equity rights offering, and due to $10 million primarily related to higher levels of borrowings under the Revolving Credit Facility and Term Loan Facilities, partially offset by a reduction of $4.0 million of amortization of deferred financing costs.
Income Taxes
We recorded a tax benefit of $126.5 million for the nine months ended September 30, 2016, at an effective rate of 13.3%, compared to a tax benefit of $108.6 million for the nine months ended September 30, 2015, at an effective rate of 16.5%. The decrease in the effective tax rate was primarily due to valuation allowances applied against certain deferred tax assets, including net operating loss carryforwards, and impairment charges that were not deductible for tax.

Liquidity and Capital Resources
Current Financial Condition and Liquidity
Please "Recent Developments & Other Matters - Chapter 11 Proceeding and Restructuring Support Agreement” in Part I, Item 2 of this Quarterly Report for an explanation of defined terms in this "Liquidity and Capital Resources," and a detailed discussion of the Chapter 11 Proceeding.
Sustained low utilization and pricing levels due to the ongoing industry downturn have had a material, negative impact on our operational and financial performance. We incurred a net loss of $825.9 million for the nine months ended September 30, 2016, with $83.3 million of negative Adjusted EBITDA for that period. As of September 30, 2016, we had a cash balance of approximately $101.4 million, and $75.0 million of available borrowing capacity under our DIP Facility. As of September 30, 2016, we had borrowings totaling $25.0 million associated with the DIP Facility, all of which is classified as a current liability on the consolidated balance sheet.
We used $82.7 million of cash from operations during the nine months ended September 30, 2016. Please see “Financial Condition and Cash Flows” below for information about net cash provided by or used in our operating, investing and financing activities. Capital expenditures totaled $8.2 million during the third quarter of 2016, primarily relating to maintenance that extends the useful life of our existing equipment, compared to $17.8 million during the second quarter of 2016 and $18.6 million during the first quarter of 2016. In response to persistently challenging industry conditions, we significantly scaled back our 2016 capital expenditure plan and have primarily limited it to the maintenance of our active equipment. We currently expect 2016 capital expenditures to total between $60 million and $70 million, compared to $166.3 million in 2015.
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
As part of the Chapter 11 Proceeding, on July 29, 2016, we entered into the DIP Credit Agreement, providing for the $100 million DIP Facility that is intended to provide the Company with sufficient liquidity to fund the administration of the Chapter 11 Proceeding. On September 25, 2016, the Bankruptcy Court entered an order approving the Debtors’ entry into the
DIP Facility on a final basis. We believe that our current cash balance, along with the additional financing under the DIP Facility, will provide us with sufficient resources to support our businesses and continue our operations in ordinary course through the Chapter 11 Proceeding.
The significant risks and uncertainties related to depressed market conditions, our liquidity and our ongoing Chapter 11 Proceeding raise substantial doubt about the Company’s ability to continue as a going concern. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported income and expenses could be required and could be material. Please see Note 3 - Debt and Capital Lease Obligations in Part I, Item 1 “Financial Statements” of this Quarterly Report for additional information.
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
Following the determination of the Covenant Violation in May 2016, our principal source of liquidity has been limited to cash on hand. As part of the Chapter 11 Proceeding, on July 29, 2016, we entered into the DIP Credit Agreement, providing the $100 million DIP Facility that is intended to provide the Company with sufficient liquidity to fund the administration of the Chapter 11 Proceeding. On September 25, 2016, the Bankruptcy Court entered an order approving the Debtors’ entry into the DIP Facility on a final basis. For additional information about the Chapter 11 Proceeding, please see "Recent Developments & Other Matters - Commencement of Chapter 11 Proceeding and Restructuring Support Agreement" in Part I, Item 2; Note 2 - Chapter 11 Proceeding and Note 3 – Debt and Capital Lease Obligations in Part I, Item 1 “Financial Statements”; and “Risk Factors” in Part II, Item 1A of this Quarterly Report.
As we move through the Chapter 11 Proceeding, our focus is on preserving liquidity by lowering our operating expenses, controlling costs, minimizing capital expenditures and maximizing collection of receivables. Our operating cash flow is likely to continue to be negatively impacted due to the current prolonged downturn in the oil and gas industry. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with the administration of the Chapter 11 Proceeding. We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Chapter 11 Proceeding.
Our ability to maintain adequate liquidity through the Chapter 11 Proceeding and beyond depends on our ability to successfully implement the Restructuring Plan (or another Chapter 11 plan), successful operation of our business, and appropriate management of operating expenses and capital spending. Although we believe that the DIP Facility together with cash flow from operations and cash on hand will be adequate to meet the operating costs of our existing business, there are no assurances that such will be sufficient to continue to fund our operations or to allow us to continue as a going concern until the Restructuring Plan (or another Chapter 11 plan) is confirmed by the Bankruptcy Court or some other alternative restructuring transaction is approved by the Bankruptcy Court and consummated. We are required to repay all amounts outstanding under the DIP Facility on the Effective Date of emergence of Chapter 11, and we intend to use the proceeds from the $200.0 million Rights Offering to repay such amounts.
As a result of the debt-to-equity conversion feature of the Restructuring Plan, we will emerge from the Chapter 11 Proceeding substantially debt free. We are evaluating various financing options for our reorganized Company following emergence from the Chapter 11 Proceeding. We expect to enter into a senior secured revolving asset-based lending credit facility in a minimum amount of $100 million, subject to the Backstop Parties and certain other Supporting Lenders agreeing that such financing facility is in the best interest of our Company.
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

Throughout 2015, we experienced a sustained slowdown in activity across our customer base as operators reacted to the rapid decline in commodity prices that began during the fourth quarter of 2014. This resulted in increased competition and pricing pressure across our service lines and operating areas. Customers rapidly began reducing their budgets and slashing drilling and completion activity. Through most of 2016, activity levels across our industry (including our own activity levels) have been severely depressed. Our financial and operating performance for the first three quarters of 2016 was materially and negatively impacted by the severe reduction in demand for our services, with reductions in customer budgets and drilling and completion activity driving severe utilization declines and pricing pressure. Late in the third quarter, we began to experience some slight improvement in market condition, due to more stable commodity pricing with some increase in rig count, which ultimately resulted in improved operational and financial performance. Despite the improving market conditions, we remain concerned about the potential negative effect of seasonally decreased activity levels that are typical in the fourth quarter as capital budgets are exhausted and preparations commence for the new calendar year budgeting process. Although we are optimistic that activity levels will continue to improve with additional commodity pricing stability, the ultimate severity and duration of this downturn remains uncertain and absent a continued recovery in commodity prices, we would expect activity and pricing levels to remain challenged, which could continue to negatively impact our financial and operating results over the near term.

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

Financial Condition and Cash Flows
The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities	$(82,744)	$102,404
Investing activities	(15,658)	(802,051)
Financing activities	176,069	710,226
Effect of exchange rate on cash	(2,156)	2,534
Change in cash and cash equivalents	$75,511	$13,113
Cash Provided by Operating Activities

Net cash from operating activities decreased $185.1 million for the nine months ended September 30, 2016 as compared to the corresponding period in 2015. The decrease in operating cash flow was primarily due to (i) the increase in net loss during the nine months ended September 30, 2016, after excluding the effects of changes in noncash items and (ii) the decline in cash collections of accounts receivable due to higher collection levels during the second and third quarters of 2015 from accounts acquired as part of the Merger, partially offset by positive changes in operating assets and liabilities which included (i) a decrease in the use of cash to satisfy obligations related to accounts payable and accrued liabilities due to higher disbursement levels during the second and third quarters of 2015 from trade payables acquired in connection with the Merger and (ii) a decrease in the use of cash related to accounts payable and lower cash interest payments during the third quarter of 2016 both resulting from the automatic stay associated with the Bankruptcy Petitions.

Cash Used in Investing Activities

Net cash used in investing activities decreased $786.4 million for the nine months ended September 30, 2016 as compared to the corresponding period in 2015. This decrease was primarily due to the cash consideration of $693.6 million paid at the closing of the Merger for the acquisition of the C&P Business during the first quarter of 2015 as well as a decline in capital expenditure purchases as a result of the sustained downturn in the oil and gas industry, partially offset by a $43.4 million purchase price reduction for the C&P Business related to a working capital adjustment during the third quarter of 2015.

Cash Provided by Financing Activities

Net cash provided by financing activities decreased $534.2 million for the nine months ended September 30, 2016 as compared to the corresponding period in 2015. The decrease is primarily related to proceeds received from our Credit Agreement to fund the cash consideration portion of the acquisition of the C&P Business at the closing of the Merger, partially offset by the payoff of the long-term debt of Legacy C&J, both during the first quarter of 2015.

Description of our Indebtedness
Debtor-in-Possession $100 Million Term Loan Facility
Under the terms of the Restructuring Support Agreement, the DIP Lenders agreed to fund the $100 million DIP Facility. The DIP Facility is intended to provide the Debtors with sufficient liquidity to fund the administration of the Chapter 11 Proceeding. The Debtors’ are able to access funds under the DIP Facility only if authorized to do so by the Bankruptcy Court. As of September 25, 2016, the Bankruptcy Court has approved the Debtors’ entry into the DIP Facility on both an interim and final basis.
On July 29, 2016, the Company entered into the “DIP Credit Agreement, which sets forth the terms and conditions of the DIP Facility.
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
Continued access to the DIP Facility is dependent upon the Debtors’ compliance with various covenants, including certain milestones. On July 25, 2016, the Bankruptcy Court entered an interim order (the “Interim DIP Order”) approving the Debtors’ entry into the DIP Facility. Under the terms of the Interim DIP Order, the Debtors were authorized to access $25 million in funding under the DIP Facility, and on July 29, 2016, the Company accessed $25 million under the DIP Facility. As described above, the Debtors were not authorized to access the remaining $75 million provided under the DIP Facility until and unless the Bankruptcy Court entered a final order approving the Debtors’ entry into the DIP Facility on a final basis. On September 25, 2016, the Bankruptcy Court entered a final order (the “Final DIP Order”) authorizing the Debtors’ entry into the DIP Facility. In addition to approving the terms of the DIP Facility described above, the Final DIP Order contains a number of significant provisions, including:
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
•waiver of the automatic stay of section 362 of the Bankruptcy Code and certain other rights under the Bankruptcy Code, including the protections of sections 506(c) and 552(b) of the Bankruptcy Code; and
•provisions providing for “adequate protection” in exchange for consensual use of the Lenders’ collateral, including cash collateral, which protections include replacement liens and superpriority administrative expense claims to the extent of any diminution in the value of the Lenders’ collateral, the payment of certain professionals’ fees, compliance with the Milestones, and certain reporting obligations.
Absent access to the DIP Facility, or other similar financing, there is a risk that the Debtors may not be able to fund the administration of their Chapter 11 Proceeding and ongoing operations.
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

Other Matters
Contractual Obligations
Other than as disclosed in Note 3 - Debt and Capital Lease Obligations in Part I, Item 1 “Financial Statements” of this Quarterly Report, our contractual obligations at September 30, 2016 did not change materially from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Specifically, the Company’s Restructuring Plan contemplates that approximately $1.3 billion of debt outstanding under the Company’s Credit Agreement would be converted into equity, and as of September 30, 2016, such debt, as well as the contractual interest payment obligations that would have been required under the Credit Agreement, is classified as liabilities subject to compromise.
Notwithstanding the above, under the Bankruptcy Code, we may assume or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the assumption of a contract will require that we satisfy any pre-petition obligations under the contract, which may include payment of pre-petition liabilities in whole or in part.  The assumption of a contract may also result in amendments to its terms. Rejection of a contract is typically treated as a breach occurring as of the moment immediately preceding the Petition Date. The disclosures in this Quarterly Report do not reflect all potential changes to our contractual obligations and other commitments that may result from the Chapter 11 Proceeding and activities contemplated by the Restructuring Plan.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of Regulation S-K, as of September 30, 2016.
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends U.S. GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable. The amendments in ASU 2016-13 are effective for interim and annual reporting periods beginning after December 15, 2019, although it may be adopted one year earlier, and requires a modified retrospective transition approach. We are currently evaluating the impact this standard will have on our results of operations and financial position.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force ("ASU 2016-15"), which makes target changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, and early application is permitted. We are currently evaluating the impact of adopting this new accounting standard on our results of operations and financial position.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires an entity to recognize the income tax consequences of an intra-entity asset transfer, other than an intra-entity asset transfer of inventory, when the transfer occurs. The ASU is effective for the interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, and early application is permitted. We are currently evaluating the impact of adopting this new accounting standard on our results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2016, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Controls over Financial Reporting.
No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The defendants in the Shareholder Litigation filed motions to dismiss the amended complaint. On August 24, 2016, the Court of Chancery of the State of Delaware granted defendants’ motions and dismissed the Shareholder Litigation in its entirety with prejudice. On September 22, 2016, Plaintiffs filed a Notice of Appeal to the Delaware Supreme Court, appealing the dismissal of the Shareholder Litigation. Plaintiffs’ appeal is pending.

We cannot predict the outcome of this or any other lawsuit that might be filed, nor can we predict the amount of time and expense that will be required to resolve the Shareholder Litigation. We believe the Shareholder Litigation is without merit and we intend to defend against it vigorously.

U.S. Department of Justice Criminal Investigation into Pre-Merger Incident

There is a pending criminal investigation led by the United States Attorney’s Office for the District of North Dakota in connection with a fatality that occurred at a C&P Business facility in Williston, North Dakota on October 3, 2014 - notably prior to the Company's acquisition of the C&P Business in the Merger.  We are cooperating fully with the investigation, and will continue to do so.   At this time, the Company cannot predict the outcome of the investigation.

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Quarterly Report, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” in Part I, Financial Information, you should carefully consider the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, each of which is incorporated by reference herein, for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes share repurchase activity for the nine months ended September 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under Such Program
January 1 - January 31	6,800	$4.76	—	—
February 1 - February 28	120,618	$2.19	—	—
March 1 - March 31	63,582	$1.77	—	—
April 1 - April 30	8,065	$1.92	—	—
May 1 - May 31	970	$0.84	—	—
June 1 - June 30	105,593	$0.55	—	—
July 1 - July 31	4,429	$0.56	—	—
August 1 - August 31	—	$—	—	—
September 1 - September 30	—	—	—	—

(a)
Represents shares that were withheld by the Company to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares. The value of such shares is based on the closing price of our common shares on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Please see "Recent Developments & Other Matters - Commencement of Chapter 11 Proceeding and Restructuring Support Agreement" in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation"; Note 2 - Chapter 11 Proceeding and Note 3 – Debt and Capital Lease Obligations in Part I, Item 1 “Financial Statements”; and “Risk Factors” in Part II, Item 1A of this Quarterly Report, which information is incorporated in this Part II, Item 3 by reference.

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

10.2
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

10.3
Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of July 29, 2016, by and among the Company, the other Debtors party thereto, the lenders party thereto and Cortland Capital Market Services, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on August 3, 2016 (File No. 000-55404)).

+ 10.4
Employment Agreement by and between C&J Energy Services Ltd. and Patrick Bixenman (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on August 22, 2016 (File No. 000-55404)).

+ 10.5
Employment Agreement by and between C&J Energy Services Ltd. and Everett Michael Hobbs (incorporated herein by reference to Exhibit 10.2 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on August 22, 2016 (File No. 000-55404)).

+ 10.6
Employment Agreement by and between C&J Energy Services Ltd. and Nicholas Petronio(incorporated herein by reference to Exhibit 10.3 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on August 22, 2016 (File No. 000-55404)).

+10.7
Employment Agreement by and between C&J Energy Services Ltd. and Timothy Wallace (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on October 11, 2016 (File No. 000-55404)).

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

C&J Energy Services Ltd.

Date:	November 7, 2016	By:	/s/ Donald J. Gawick
Donald J. Gawick
Chief Executive Officer, President and Director
(Principal Executive Officer)

		By:	/s/ Mark C. Cashiola
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

10.2
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

10.3
Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of July 29, 2016, by and among the Company, the other Debtors party thereto, the lenders party thereto and Cortland Capital Market Services, LLC, as administrative agent (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on August 3, 2016 (File No. 000-55404)).

+ 10.4
Employment Agreement by and between C&J Energy Services Ltd. and Patrick Bixenman (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on August 22, 2016 (File No. 000-55404)).

+ 10.5
Employment Agreement by and between C&J Energy Services Ltd. and Everett Michael Hobbs (incorporated herein by reference to Exhibit 10.2 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on August 22, 2016 (File No. 000-55404)).

+ 10.6
Employment Agreement by and between C&J Energy Services Ltd. and Nicholas Petronio(incorporated herein by reference to Exhibit 10.3 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on August 22, 2016 (File No. 000-55404)).

+ 10.7
Employment Agreement by and between C&J Energy Services Ltd. and Timothy Wallace (incorporated herein by reference to Exhibit 10.1 to C&J Energy Services, Ltd.’s Current Report on Form 8-K, filed on October 11, 2016 (File No. 000-55404)).

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