Form 10-Q
period 2017-03-31
C&J Energy Services, Inc.
filed 2017-05-10
CIK 1615817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
(Address of principal executive office)
(713) 325-6000
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 5, 2017, was 63,272,761.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2017 (Successor) and December 31, 2016 (Predecessor)	1

	Consolidated Statements of Operations for the three months ended March 31, 2017 (Successor), on January 1, 2017 (Predecessor) and for the three months ended March 31, 2016 (Predecessor)	2

	Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 (Successor), on January 1, 2017 (Predecessor) and for the three months ended March 31, 2016 (Predecessor)	3

	Consolidated Statements of Changes in Stockholders' Equity for the year ended December 31, 2016 (Predecessor), on January 1, 2017 (Predecessor) and for the three months ended March 31, 2017 (Successor)	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2017 (Successor), on January 1, 2017 (Predecessor) and for the three months ended March 31, 2016 (Predecessor)	5

	Notes to Consolidated Financial Statements	6

	Cautionary Note Regarding Forward-Looking Statements	34

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

	Reportable Segments	38

	Operating Overview	41

	Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	56

	Signatures	58

-i-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Successor	Predecessor
	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,118	$64,583
Accounts receivable, net of allowance of $592 at March 31, 2017 and $2,951 at December 31, 2016	231,179	137,084
Inventories, net	55,486	54,471
Prepaid and other current assets	35,079	37,611
Deferred tax assets	—	6,020
Total current assets	436,862	299,769
Property, plant and equipment, net of accumulated depreciation of $30,615 at March 31, 2017 and $683,189 at December 31, 2016	571,820	950,811
Other assets:
Intangible assets, net	55,558	76,057
Deferred financing costs	2,301	—
Other noncurrent assets	32,461	35,045
Total assets	$1,099,002	$1,361,682
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$93,527	$74,382
Payroll and related costs	20,133	17,991
Accrued expenses	51,440	60,363
DIP Facility	—	25,000
Other current liabilities	1,537	2,980
Total current liabilities	166,637	180,716
Deferred tax liabilities	4,607	15,613
Other long-term liabilities	21,798	18,577
Total liabilities not subject to compromise	193,042	214,906
Liabilities subject to compromise	—	1,445,346
Commitments and contingencies
Stockholders' equity:
Predecessor common shares, par value of $0.01, 750,000,000 shares authorized, 119,529,942 issued and outstanding at December 31, 2016	—	1,195
Predecessor additional paid-in capital	—	1,009,426
Predecessor accumulated other comprehensive loss	—	(2,600)
Successor common stock, par value of $0.01, 1,000,000,000 shares authorized, 56,220,626 issued and outstanding at March 31, 2017	562	—
Successor additional paid-in capital	938,411	—
Successor accumulated other comprehensive loss	(712)	—
Retained deficit	(32,301)	(1,306,591)
Total stockholders' equity (deficit)	905,960	(298,570)
Total liabilities and stockholders’ equity (deficit)	$1,099,002	$1,361,682
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2017	On January 1, 2017	Three Months Ended March 31, 2016
Revenue	$314,194	$—	$269,615
Costs and expenses:
Direct costs	261,743	—	261,766
Selling, general and administrative expenses	62,092	—	62,039
Research and development	1,217	—	2,377
Depreciation and amortization	31,606	—	58,953
Impairment expense	—	—	381,694
(Gain) loss on disposal of assets	(6,056)	—	3,202
Operating income (loss)	(36,408)	—	(500,416)
Other income (expense):
Interest expense, net	(691)	—	(25,468)
Other income (expense), net	1,562	—	3,324
Total other income (expense)	871	—	(22,144)

Income (loss) before reorganization items and income taxes	(35,537)	—	(522,560)
Reorganization items	—	(293,969)	—
Income tax (benefit) expense	(3,236)	(4,613)	(94,148)

Net income (loss)	$(32,301)	$298,582	$(428,412)
Net income (loss) per common share:
Basic	$(0.58)	$2.52	$(3.65)
Diluted	$(0.58)	$2.52	$(3.65)
Weighted average common shares outstanding:
Basic	55,557	118,633	117,533
Diluted	55,557	118,633	117,533

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2017	On January 1, 2017	Three Months Ended March 31, 2016
Net income (loss)	$(32,301)	$298,582	$(428,412)

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(712)	—	1,974
Comprehensive income (loss)	$(33,013)	$298,582	$(426,438)
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings (Deficit)	Total
	Number of Shares	Amount, at $0.01 par value
Balance, December 31, 2015 (Predecessor)	120,420	$1,204	$997,766	$(4,025)	$(362,302)	$632,643
Forfeitures of restricted shares	(576)	(6)	6	—	—	—
Employee tax withholding on restricted shares vesting	(314)	(3)	(494)	—	—	(497)
Tax effect of share-based compensation	—	—	(5,592)	—	—	(5,592)
Share-based compensation	—	—	17,740	—	—	17,740
Net loss	—	—	—	—	(944,289)	(944,289)
Foreign currency translation gain, net of tax	—	—	—	1,425	—	1,425
Balance, December 31, 2016 (Predecessor)	119,530	1,195	1,009,426	(2,600)	(1,306,591)	(298,570)
Cancellation of Predecessor equity	(119,530)	(1,195)	(1,009,426)	2,600	1,306,591	298,570

Issuance of New Equity and New Warrants	40,000	400	725,464	—	—	725,864
Rights Offering	15,464	155	199,845	—	—	200,000
Balance, January 1, 2017 (Successor) *	55,464	555	925,309	—	—	925,864
Issuance of restricted stock, net of forfeitures	862	8	(8)	—	—	—
Exercise of warrants	2	—	—	—	—	—
Employee tax withholding on restricted stock vesting	(107)	(1)	(3,772)	—	—	(3,773)
Share-based compensation	—	—	16,882	—	—	16,882
Net loss	—	—	—	—	(32,301)	(32,301)
Foreign currency translation loss, net of tax	—	—	—	(712)	—	(712)
Balance, March 31, 2017 (Successor) *	56,221	$562	$938,411	$(712)	$(32,301)	$905,960

*	Unaudited
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2017	On January 1, 2017	Three Months Ended March 31, 2016
Cash flows from operating activities:
Net income (loss)	$(32,301)	$298,582	$(428,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,606	—	58,953
Impairment expense	—	—	381,694
Inventory write-down	—	—	1,267
Deferred income taxes	—	(4,613)	(94,148)
Provision for doubtful accounts, net of write-offs	576	—	508
Equity in earnings from unconsolidated affiliate	182	—	156
(Gain) loss on disposal of assets	(6,056)	—	3,202
Share-based compensation expense	16,882	—	11,923
Amortization of deferred financing costs	153	—	2,279
Accretion of original issue discount	—	—	2,079
Reorganization items, net	—	(315,626)	—
Changes in operating assets and liabilities:
Accounts receivable	(94,514)	—	96,247
Inventory	(5,006)	—	817
Prepaid and other current assets	5,675	—	6,119
Accounts payable	8,525	—	(70,004)
Payroll and related costs and accrued expenses	(594)	(1,436)	(6,701)
Liabilities subject to compromise	—	(33,000)	—
Income taxes payable	(2,694)	—	5,556
Other	(336)	—	(1,106)
Net cash used in operating activities	(77,902)	(56,093)	(29,571)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(11,585)	—	(18,667)
Proceeds from disposal of property, plant and equipment	1,502	—	12,009
Proceeds from divestiture of non-core service lines	26,698	—	—
Net cash provided by (used in) investing activities	16,615	—	(6,658)
Cash flows from financing activities:
Proceeds from revolving debt	—	—	174,000
Payments on revolving debt	—	—	(8,000)
Payments on term loans	—	—	(2,650)
Payments on DIP Facility	—	(25,000)	—
Payments of capital lease obligations	—	—	(810)
Financing costs	(206)	(2,248)	—
Proceeds from issuance of common shares for rights offering	—	200,000	—
Employee tax withholding on restricted stock vesting	(3,773)	—	(315)
Excess tax expense from share-based compensation	—	—	(5,592)
Net cash provided by (used in) financing activities	(3,979)	172,752	156,633
Effect of exchange rate changes on cash	(858)	—	(2,769)
Net increase (decrease) in cash and cash equivalents	(66,124)	116,659	117,635
Cash and cash equivalents, beginning of period	181,242	64,583	25,900
Cash and cash equivalents, end of period	$115,118	$181,242	$143,535

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Organization, Nature of Business and Summary of Significant Accounting Policies
Organization and Nature of Business
C&J Energy Services, Inc., a Delaware corporation (the “Successor” and together with its consolidated subsidiaries and for periods subsequent to the Plan Effective Date, “C&J” or the “Company”) is a leading provider of well construction, well completion, well support and other complementary oilfield services to oil and gas exploration and production companies in North America. The Company offers a comprehensive, vertically-integrated suite of services throughout the life cycle of the well, including hydraulic fracturing, cased-hole wireline and pumpdown, cementing, directional drilling, coiled tubing, service rigs, fluids management and other support services. The Company is headquartered in Houston, Texas and operates in all active onshore basins in the continental United States and Western Canada.
C&J’s business was founded in Texas in 1997 as a partnership and converted to a Delaware corporation (“Old C&J”) in 2010 in connection with an initial public offering that was completed in July 2011 with a listing on the New York Stock Exchange (“NYSE”) under the symbol “CJES.” In 2015, Old C&J combined with the completion and production services business (the “C&P Business”) of Nabors Industries Ltd. (“Nabors”) in a transaction (the “Nabors Merger”) that nearly tripled the Company’s size, significantly expanding the Company’s Completion Services business and adding Well Support Services to the Company’s service offering. Upon the closing of the Nabors Merger, Old C&J became a subsidiary of C&J Energy Services Ltd. (the “Predecessor” and together with certain of its subsidiaries and for periods prior to the Plan Effective Date (as defined below), the “Predecessor Companies,” or the “Company”) and shares of common stock of Old C&J were converted into common shares of the Predecessor on a 1-for-1 basis.
Due to the severe industry downturn, on the Petition Date, certain of the Predecessor Companies filed voluntary petitions for reorganization seeking relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in the Southern District of Texas, Houston Division, and also commenced ancillary proceedings in Canada and a provisional liquidation proceeding in Bermuda. Throughout the Chapter 11 Proceeding, the Debtors continued operations and management of their assets in the ordinary course as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On the Plan Effective Date, the Debtors substantially consummated their Restructuring Plan and emerged from the Chapter 11 Proceeding. As part of the transactions undertaken pursuant to the Restructuring Plan, as of the Plan Effective Date, the Successor was formed, the Predecessor’s equity was canceled, the Predecessor transferred all of its assets and operations to the Successor and the Predecessor was subsequently dissolved. As a result, the Successor became the successor issuer to the Predecessor. See Note 2 - Chapter 11 Proceeding and Emergence for additional information, including definitions of capitalized defined terms, about the Chapter 11 Proceeding and emergence from the Chapter 11 Proceeding.
Contemporaneously with the commencement of the Chapter 11 Proceeding, trading in the Predecessor’s common stock was suspended and ultimately delisted from the NYSE. On April 12, 2017, the Successor completed an underwritten public offering of common stock and its common stock began trading again on the NYSE under the symbol “CJ.”
Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2016 and the consolidated statement of changes in shareholders' equity as of December 31, 2016, are derived from audited consolidated financial statements. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included. These consolidated financial statements include all accounts of the Company. All significant intercompany transactions and accounts have been eliminated upon consolidation.
These consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016, which are

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

included in the Company’s Annual Report on Form 10-K filed with the SEC. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
For the comparable prior year period and on January 1, 2017 (the "Fresh Start Reporting Date"), the Company applied the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852 - Reorganizations, in preparing the consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the Chapter 11 Proceeding from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the Chapter 11 Proceeding were recorded in a reorganization line item on the consolidated statements of operations of the Predecessor. In addition, pre-petition obligations that management predicted might be impacted by the Chapter 11 Proceeding were classified on the balance sheet of the Predecessor in liabilities subject to compromise. These liabilities were reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.
Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used in, but are not limited to, determining the following: allowance for doubtful accounts, valuation of long-lived assets and intangibles, useful lives used in depreciation and amortization, inventory reserves, income taxes, liabilities subject to compromise and estimated fair values of assets and liabilities under the provisions of ASC 852 fresh start accounting ("Fresh Start"). The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, or as additional information is obtained and as the Company’s operating environment changes.
Cash and Cash Equivalents. For purposes of the consolidated statement of cash flows, cash is defined as cash on-hand, demand deposits, and short-term investments with initial maturities of three months or less. The Company maintains its cash and cash equivalents in various financial institutions, which at times may exceed federally insured amounts. Management believes that this risk is not significant. Cash balances related to the Company's captive insurance subsidiaries, which totaled $15.2 million and $16.1 million at March 31, 2017 and December 31, 2016, respectively, are included in cash and cash equivalents in the consolidated balance sheets, and the Company expects to use these cash balances to fund the operations of the captive insurance subsidiaries.

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

Inventories. Inventories for the Completion Services segment consist of finished goods, including equipment components, chemicals, proppants, supplies and materials for the segment’s operations. Inventories for the Other Services segment consisted of raw materials, work-in-process and finished goods, including equipment components, supplies and materials.
Consistent with FASB requirements under ASC 852, an entity adopting fresh-start accounting may generally set new accounting policies for the successor independent of those followed by the predecessor. The entity emerging from bankruptcy typically is not required to demonstrate preferability for its new accounting policies, as the successor entity represents a new entity for financial reporting purposes.
During January 2017, the Company implemented a new computer system that provides financial reporting, inventory management and fixed asset management capabilities (the "new ERP system") to enhance functionality and to support to Company's existing and future operations. The new ERP system utilizes the weighted average cost flow method for determining inventory cost ("Weighted Average"), which replaced the first-in, first-out basis ("FIFO") method utilized by the Company's legacy system. The Weighted Average and FIFO methods are both allowable under U.S. GAAP. As of the Fresh Start Reporting Date, the Company began utilizing the Weighted Average method for determining inventory cost. Inventory cost for the prior periods presented are still reflective of the FIFO method.
Inventories consisted of the following (in thousands):

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Successor	Predecessor
	March 31, 2017	December 31, 2016
Raw materials	$9,948	$16,367
Work-in-process	599	5,022
Finished goods	45,400	38,091
Total inventory	55,947	59,480
Inventory reserve	(461)	(5,009)
Inventory, net	$55,486	$54,471

Property, Plant and Equipment. Property, plant and equipment (PP&E) expenditures are reported at cost less accumulated depreciation. Maintenance and repairs, which do not improve or extend the life of the related assets, are charged to expense when incurred. Refurbishments are capitalized when the value of the equipment is enhanced for an extended period. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operating income.
PP&E are evaluated on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain PP&E may not be recoverable. PP&E are reviewed for impairment upon the occurrence of a triggering event. An impairment loss is recorded in the period in which it is determined that the carrying amount of PP&E is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group, excluding interest expense. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be at the service line level, which consists of the well services, hydraulic fracturing, coiled tubing, wireline, pumpdown, directional drilling, cementing, artificial lift applications and data acquisition and control instruments provider service lines as well as the research and technology ("R&T") service line. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the related assets, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related assets. The impairment loss is then allocated across the asset group's major classifications.
The Company concluded that the sharp fall in commodity prices during the second half of 2014 constituted a triggering event that resulted in a significant slowdown in activity across the Company’s customer base, which in turn increased competition and put pressure on pricing for its services throughout 2015 and 2016. Although uncertainty as to the severity and extent of this downturn still exists, activity and pricing levels may decline again in future periods. As a result of the triggering event during the fourth quarter of 2014, PP&E recoverability testing was performed throughout 2015 and 2016 on the asset groups in each of the Company’s service lines. During the first quarter of 2016, the recoverability testing for the directional drilling, cementing, artificial lift applications and international coiled tubing asset groups yielded an estimated undiscounted net cash flow that was less than the carrying amount of the related assets. The estimated fair value for each respective asset group was compared to its carrying value, and impairment expense of $15.8 million was recognized during the first quarter of 2016 and allocated across each respective asset group's major classification. The impairment charge was primarily related to underutilized equipment in the Other Services segment.  The fair value of these assets was based on the projected present value of future cash flows that these assets are expected to generate. Should industry conditions worsen, additional impairment charges may be required in future periods. No impairment expense was recorded for the three months ended March 31, 2017.

Goodwill, Indefinite-Lived Intangible Assets and Definite-Lived Intangible Assets. Prior to December 31, 2016, the Company allocated goodwill to Completion Services, Well Support Services and Other Services, all of which were consistent with the presentation of the Company’s three reportable segments as of December 31, 2016. At the reporting unit level, the Company tests goodwill for impairment on an annual basis as of October 31 of each year, or when events or changes in circumstances, referred to as triggering events, indicate the carrying value of goodwill may not be recoverable and that a potential impairment exists.
Judgment is used in assessing whether goodwill should be tested for impairment more frequently than annually. Factors such as unexpected adverse economic conditions, competition, market changes and other external events may require more frequent assessments. During the first quarter of 2016, commodity price levels remained depressed which materially and

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

negatively impacted the Company's results of operations, and the significant declines in the Company's share price led to an interim period test for goodwill impairment. See Note 6 - Goodwill and Other Intangible Assets for further discussion on impairment testing results.
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
The Company’s Step 1 impairment analysis involves the use of a blended income and market approach. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on each reporting unit. Critical assumptions include projected revenue growth, fleet count, utilization, gross profit rates, sales, general and administrative (“SG&A”) rates, working capital fluctuations, capital expenditures, discount rates, terminal growth rates, and price-to-earnings multiples. The Company’s market capitalization is also used to corroborate reporting unit valuations.
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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Fluids Management Services Revenue. Through its fluids management service line, the Company primarily provides storage, transportation and disposal services for fluids used in the drilling, completion and workover of oil and gas wells. Rates for these services vary and can be on a per job, per hour or per load basis, or on the basis of quantities sold or disposed of. Revenue is recognized upon the completion of each job or load, or delivered product, based on a completed field ticket.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Other Services Segment
Revenue within the Other Services Segment was generated from certain of the Company’s smaller, non-core service lines that have since been divested, such as, equipment manufacturing and repair operations and the Company’s international coiled tubing operations in the Middle East. In line with the discontinuance of these small, ancillary service lines and divisions, subsequent to the year ended December 31, 2016, the Company is disclosing only two reportable segments, and financial information for the Other Services reportable segment is only presented for the corresponding prior year period.
Share-Based Compensation. The Company’s share-based compensation plans provide the ability to grant equity awards to the Company’s employees, consultants and non-employee directors. As of March 31, 2017, only nonqualified stock options and restricted stock had been granted under such plans. The Company values option grants based on the grant date fair value by using the Black-Scholes option-pricing model and values restricted stock grants based on the closing price of C&J’s common stock on the grant date. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for the entire award. Further information regarding the Company’s share-based compensation arrangements and the related accounting treatment can be found in Note 7 – Share-Based Compensation.
Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values given the short-term nature of these instruments.
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
Income Taxes. The Company is subject to income and other similar taxes in all areas in which they operate. When recording income tax expense, certain estimates are required because: (a) income tax returns are generally filed months after the close of our annual accounting period; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when we recognize income tax expenses and benefits.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company has federal, state and international net operating losses (NOLs) carried forward from prior years that will expire in the years 2021 through 2036. After considering the scheduled reversal of deferred tax liabilities, projected future taxable income, the potential limitation on use of NOLs under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and tax planning strategies, the Company established a valuation allowance due to the uncertainty regarding the ultimate realization of the deferred tax assets associated with its NOL carryforwards.
As a result of the Chapter 11 Proceeding, on the Plan Effective Date, the Company believes it experienced an ownership change for purposes of Section 382 of the Code as a result of its Restructuring Plan and that consequently its pre-change NOLs are subject to an annual limitation (See Note 2 - Chapter 11 Proceeding and Emergence for additional information, including definitions of capitalized defined terms, about the Chapter 11 Proceeding and emergence from the Chapter 11 Proceeding). The ownership change and resulting annual limitation on use of NOLs are not expected to result in the expiration of the Company's NOL carryforwards if it is able to generate sufficient future taxable income within the carryforward periods. However, the limitation on the amount of NOLs available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized. Additionally, a subsequent ownership change may result in further limitation on the ability to utilize existing NOLs and other tax attributes, which could cause our pre-change NOL carryforwards to expire unused.
The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50.0% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are reversed in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination. Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. For the three months ended March 31, 2017, the Company recorded an income tax benefit of $3.2 million primarily related to a decrease in the estimate of unrecognized tax benefits relating to uncertain tax positions. The decrease resulted primarily from the effect of changes in the application of relevant withholding tax provisions under applicable local country treaties related to certain of the Company's foreign subsidiaries. As of March 31, 2017, the remaining amount of unrecognized tax benefits relating to uncertain tax positions was $3.3 million.
Earnings (Loss) Per Share. Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the applicable period and excludes shares subject to outstanding stock options and restricted stock. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to outstanding stock options and restricted stock.

The following is a reconciliation of the components of the basic and diluted loss per share calculations for the applicable periods:

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2017	On January 1, 2017	Three Months Ended March 31, 2016
	(In thousands, except per share amounts)	(In thousands, except per share amounts)
Numerator:
Net income (loss) attributed to common stockholders	$(32,301)	$298,582	$(428,412)
Denominator:
Weighted average common shares outstanding	55,557	118,633	117,533
Effect of potentially dilutive common shares:
Stock options	—	—	—
Restricted shares	—	—	—
Weighted average common shares outstanding and assumed conversions	55,557	118,633	117,533
Income (loss) per common share:
Basic	$(0.58)	$2.52	$(3.65)
Diluted	$(0.58)	$2.52	$(3.65)
A summary of securities excluded from the computation of basic and diluted loss per share is presented below for the applicable periods:

	Successor	Predecessor
	Three Months Ended March 31, 2017	On January 1, 2017	Three Months Ended March 31, 2016
	(In thousands)	(In thousands)
Basic loss per share:
Restricted shares	299	898	2,726
Diluted loss per share:
Anti-dilutive stock options	155	4,416	4,523
Anti-dilutive restricted shares	299	898	2,695
Potentially dilutive securities excluded as anti-dilutive	454	5,314	7,218
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard, Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") that will supersede existing revenue recognition guidance under U.S. GAAP. In August 2015, the FASB issued an accounting standards update for a one-year deferral of the revenue recognition standard's effective date for all entities, which changed the effectiveness to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for the following transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. The Company is currently evaluating the impact, if any, of adopting this new accounting standard on its results of operations and financial position.
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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 2 - Chapter 11 Proceeding and Emergence
Overview
On July 8, 2016, the Predecessor and certain of its direct and indirect subsidiaries (collectively the "Debtors"), including C&J Corporate Services (Bermuda) Ltd. (together with the Predecessor, the “Bermudian Entities”), C&J Energy Production Services-Canada Ltd. and Mobile Data Technologies Ltd. (together, the “Canadian Entities”), entered into a Restructuring Support and Lock-Up Agreement (the “Restructuring Support Agreement”), with certain lenders (the “Supporting Lenders”) holding approximately 90.0% of the secured claims and interests arising under the Credit Agreement, dated as of March 24, 2015 (as amended and otherwise modified, the “Original Credit Agreement”). The Restructuring Support Agreement contemplated the implementation of a financial restructuring of the Company, including the elimination of all amounts owed under the Original Credit Agreement through a complete debt-to-equity conversion and a re-investment in the Company through an equity rights offering. This financial restructuring was effectuated through the Debtor's plan of reorganization (the "Restructuring Plan") under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code").
To implement the Restructuring Support Agreement, on July 20, 2016 (the “Petition Date”), the Debtors filed voluntary petitions for reorganization (the “Bankruptcy Petitions”) seeking relief under the provisions of Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court in the Southern District of Texas, Houston Division (the "Bankruptcy Court"), and also commenced ancillary proceedings in Canada on behalf of the Canadian Entities and a provisional liquidation proceeding in Bermuda on behalf of the Bermudian Entities. The Chapter 11 Proceeding was being administered under the caption “In re: CJ Holding Co., et al., Case No. 16-33590”. Throughout the Chapter 11 Proceeding, the Debtors continued operations and management of their assets in the ordinary course as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
In accordance with the Restructuring Support Agreement, the Debtors filed the Restructuring Plan and related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court on August 19, 2016, with a first amendment to the

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restructuring Plan filed on September 28, 2016 and a second amendment filed on November 3, 2016. On November 4, 2016, the Bankruptcy Court approved the Disclosure Statement, finding that the Disclosure Statement contained adequate information as required by the Bankruptcy Code. The Debtors then launched a solicitation of acceptances of the Restructuring Plan, as required by the Bankruptcy Code. On December 16, 2016, an order confirming the Restructuring Plan was entered by the Bankruptcy Court. On January 6, 2017 (the "Plan Effective Date"), the Debtors substantially consummated the Restructuring Plan and emerged from the Chapter 11 Proceeding. As part of the transactions undertaken pursuant to the Restructuring Plan, as of the Plan Effective Date, the Successor was formed, the Predecessor's equity was canceled, the Predecessor transferred all of its assets and operations to the Successor and the Predecessor was subsequently dissolved. As a result, the Successor became the successor issuer to the Predecessor.
The key terms of the restructuring included in the Restructuring Plan were as follows:

•
Debt-to-equity Conversion: As of the Plan Effective Date, the Supporting Lenders were issued new common equity (“New Equity”) in the Successor, as the ultimate parent company of the reorganized Debtors, and all of the existing shares of the Predecessor's common equity were canceled.

•
The Rights Offering, Backstop Commitment:  The Company offered its secured lenders the right to purchase New Equity in an amount of up to $200 million as part of the approved Restructuring Plan (the "Rights Offering"). Certain of the Supporting Lenders (the “Backstop Parties”) agreed to backstop the full amount pursuant to a Backstop Commitment Agreement, in exchange for a commitment premium of 5.0% of the $200 million committed amount payable in New Equity to the Backstop Parties (the “Backstop Fee”). The Rights Offering was consummated on the Plan Effective Date and the shares were issued at a price that reflects a discount of 20.0% to the Restructuring Plan value, which was $750 million.

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

•
The New Credit Facility:  The Successor and certain of its subsidiaries, as borrowers (the “Borrowers”), entered into a revolving credit and security agreement (the “New Credit Facility”) dated the Plan Effective Date with a maturity date of January 6, 2021, with PNC Bank, National Association, as administrative agent (the “Agent”). The Borrowers subsequently amended and restated the New Credit Facility in full pursuant to an amended and restated credit and security agreement (the “Amended Credit Facility”) dated May 4, 2017, with the Agent and the lenders party thereto. The Amended Credit Facility allows the Borrowers to incur revolving loans in an aggregate amount up to the lesser of $200 million and a borrowing base, which borrowing base is based upon the value of the Borrowers’ accounts receivable and inventory. The Amended Credit Facility also provides for the issuance of letters of credit, which would reduce borrowing capacity thereunder. The maturity date of the Amended Credit Facility is May 4, 2022.

•
The New Warrants:  As of the Plan Effective Date, the Company agreed to issue new seven-year warrants exercisable on a net-share settled basis into up to 6.0% of the New Equity at a strike price of $27.95 per warrant (the “New Warrants”). New Warrants representing up to 2.0% of the New Equity were issued to existing holders of Predecessor common equity as a result of such holders voting as a class to accept the Restructuring Plan, and the remaining New Warrants representing up to 4.0% of the New Equity will be issued to the representative for the Debtors' general unsecured creditors.

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the Restructuring Plan, mineral contractor claimants have or will be paid in full in the ordinary course of business. Additionally, subject to the terms of the Restructuring Plan, certain other unsecured claimants will share in a $33.0 million cash recovery pool, plus a portion of the New Warrants, as described above.

•
Management Incentive Plan: 10.0% of the New Equity was reserved for a management incentive program to be issued to management of the Company after the Plan Effective Date from time to time at the discretion of the board of the reorganized Company (the “Management Incentive Plan”).

•	Governance: The board of the Successor was appointed by the Supporting Lenders and includes the Successor's Chief Executive Officer.
Liabilities Subject to Compromise
As of December 31, 2016, the Company had segregated liabilities and obligations whose treatment and satisfaction were dependent on the outcome of its reorganization under the Chapter 11 Proceeding and had classified these items as liabilities subject to compromise. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities of the Debtors, as well as all pending litigation against the Debtors, were stayed while the Company was subject to the Chapter 11 Proceeding. Liabilities subject to compromise includes only those liabilities that are obligations of the Debtors and excludes the obligations of the Predecessor's non-debtor subsidiaries.
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
As of December 31, 2016, the Company classified the entire principal balance of the Revolving Credit Facility, the Five-Year Term Loans and the Seven-Year Term Loans (see Note 5 - Debt for defined terms), as well as interest that was accrued but unpaid as of the Petition Date, as liabilities subject to compromise in accordance with ASC 852. The components of liabilities subject to compromise were as follows (in thousands):

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

On January 1, 2017
Gain on settlement of liabilities subject to compromise	$666,399
Net loss on fresh start fair value adjustments	(358,557)
Professional fees	(13,435)
Vendor claims adjustment	(438)
Total reorganization items	$293,969

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

While the Company's emergence from bankruptcy is effectively complete, certain administrative activities will continue under the authority of the Bankruptcy Court for the next several months.
Note 3 – Liquidity
As of March 31, 2017, the Company had a cash balance of approximately $115.1 million, and $63.4 million of available borrowing capacity under the New Credit Facility. As of March 31, 2017, the Company had no borrowings associated with the New Credit Facility.
On the Plan Effective Date, the Debtors emerged from the Chapter 11 Proceeding, and in connection with the Restructuring Plan, the Company completed the Rights Offering. Proceeds from the Rights Offering were used to repay $25.0 million of indebtedness outstanding under the DIP Facility, and the DIP Facility was canceled and discharged.
On the Plan Effective Date, the Company entered into the New Credit Facility. On May 4, 2017, the Company entered into the Amended Credit Facility which allows the Borrowers to incur revolving loans in an aggregate amount up to the lesser of $200 million and a borrowing base, which borrowing base is based upon the value of the Company's accounts receivable and inventory. The Amended Credit Facility also provides for the issuance of letters of credit, which would further reduce borrowing capacity. The maturity date of the Amended Credit Facility is May 4, 2022.
On April 12, 2017, the Company consummated an underwritten public offering of an aggregate 8,050,000 shares of its common stock at a public offering price of $32.50 per share, of which 7,050,000 shares were offered by the Company and 1,000,000 shares were offered by a selling stockholder. The Company received approximately $216.2 million in net proceeds after deducting underwriting discounts and commissions and other estimated expenses of the offering. The Company intends to use the net proceeds from the offering for general corporate purposes, including to fund the Company’s 2017 capital expenditure and growth initiatives. The Company did not receive any of the proceeds from the sale of shares of common stock by the selling stockholder.
As of May 8, 2017, the Company had a cash balance of approximately $300.0 million and $152.0 million of available borrowing capacity under the Company’s Amended Credit Facility after taking into consideration the Company’s current outstanding letters of credit of approximately $20.6 million (see Note 5 - Debt for defined terms).
The Company's ability to maintain adequate liquidity after emerging from the Chapter 11 Proceeding depends upon its ability to successfully operate its business and to appropriately manage its operating expenses and capital spending. The Company's anticipated liquidity needs are highly sensitive to changes in each of these and other factors.

Note 4 – Fresh Start Accounting
The Company adopted Fresh Start accounting on the Plan Effective Date in connection with the Company's emergence from bankruptcy. Although the effective date of the Restructuring Plan was January 6, 2017, the Company accounted for the consummation of the Restructuring Plan as if it had occurred on the Fresh Start Reporting Date, January 1, 2017 and implemented Fresh Start reporting as of that date. The adoption of Fresh Start accounting resulted in a new reporting entity, the Successor, for financial reporting purposes. The presentation is analogous to that of a new business entity such that on the Plan Effective Date the Successor's consolidated financial statements reflect a new capital structure with no beginning retained earnings or deficit and a new basis in the identifiable assets and liabilities assumed which includes the elimination of Predecessor accumulated depreciation and accumulated amortization. Upon the Company's emergence from the Chapter 11 Proceeding, the Company qualified for and adopted Fresh Start accounting in accordance with the provisions set forth in ASC 852 based on the following two conditions: (i) holders of existing voting shares of the Predecessor immediately before the Plan Effective Date received less than 50.0% of the voting shares of the Successor and (ii) the reorganization value of the Successor was less than its post-petition liabilities and estimated allowed claims.
As part of Fresh Start accounting, the Company was required to determine the reorganization value of the Successor upon emergence from the Chapter 11 Proceeding. Reorganization value approximates the fair value of the entity, before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. The fair value of the Successor's assets was determined with the assistance of a third party valuation expert who used available comparable market data and quotations, discounted cash flow analysis, and other methods in

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

determining the appropriate asset fair values. The reorganization value was allocated to the Company's individual assets based on their estimated fair values.
Enterprise value, which was used to derive reorganization value, represents the estimated fair value of an entity’s capital structure which generally consists of long term debt and stockholders’ equity. The Successor’s enterprise value was approved by the Bankruptcy Court in support of the Restructuring Plan and was not to exceed $750.0 million, which represented the mid-point of a determined range of $600.0 million to $900.0 million. The Successor's enterprise value of $750.0 million was based upon $725.9 million of New Equity and New Warrants as approved by the Bankruptcy Court and $24.1 million of other liabilities that were not eliminated or discharged under the Restructuring Plan. The Successor's enterprise value was determined with the assistance of a separate third party valuation expert who used available comparable market data and quotations, discounted cash flow analysis and other internal financial information and projections. This enterprise value combined with the Company’s Rights Offering was the basis for deriving equity value.  The Company’s estimates of fair value are inherently subject to significant uncertainties and contingencies beyond its control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially.  Moreover, the market value of the Company’s common stock subsequent to its emergence from bankruptcy may differ materially from the equity valuation derived for accounting purposes.
Machinery and Equipment
The fair value of machinery and equipment was estimated with the assistance of the third party valuation expert, and the market approach, the cost approach, and the income approach were considered for each individual asset. The market approach and the cost approach were the primary approaches that were relied upon to value these assets. Although the income approach was not applied to value the machinery and equipment assets individually, the Company did consider the earnings of the reporting unit within which each of these assets reside. Because more than one approach was used to develop a valuation, the various approaches were reconciled to determine a final value conclusion.
Under the cost approach, the valuation estimate was based upon a determination of replacement cost new (RCN), reproduction cost new (CRN), or a combination of both. Once the RCN and CRN estimates were adjusted for physical and functional conditions, they were then compared to market data and other indications of value, where available, to confirm results obtained by the cost approach. Where direct RCN estimates were not available or deemed inappropriate, the CRN for machinery and equipment was estimated using the indirect, or trending, method in which percentage changes in applicable price indices were applied to historical costs to convert them into indications of current costs. To estimate the CRN amounts, inflation indices from established external sources were then applied to historical costs to estimate the CRN for each such asset.
The Company also developed a cost approach when market information was not available or a market approach was deemed inappropriate. In doing so, an indicated value was derived by deducting physical deterioration from the RCN or CRN of each identifiable asset. Physical deterioration is the loss in value or usefulness of a property due to the using up or expiration of its useful life caused by wear and tear, deterioration, exposure to various elements, physical stresses, and similar factors.
Under the market approach, the valuation estimate was based upon an analysis of recent sales transactions for comparable assets and took into account physical, functional and economic conditions. Where comparable sales transactions could not be reasonably obtained, the Company utilized the percent of cost technique under the market approach, which takes into consideration general sales, sales listings, and auction data for each major asset category. This information was then used in conjunction with each asset’s effective age to develop ratios between the sales price and RCN or CRN of similar asset types. A market-based depreciation curve was then developed and applied to asset categories where sufficient sales and auction information existed.
Economic obsolescence related to machinery and equipment was also considered and was applied to stacked and underutilized assets based upon the status of the asset. Economic obsolescence was also considered in situations in which the earnings of the applicable business segment in which the assets are employed suggest economic obsolescence. When penalizing assets for economic obsolescence, an additional economic obsolescence penalty was levied, while considering scrap value to be the floor value for an asset.
Land, Buildings and Leasehold Improvements
The fair value estimates of the real property assets were estimated with the assistance of the third party valuation expert, and the market approach, the cost approach, and the income approach were considered for each of the Company's significant real property assets. The Company primarily relied upon the market and cost approaches.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In valuing the fee simple interest in the land, the Company utilized the sales comparison approach under the market approach. The sales comparison approach estimates value based upon the price in which other purchasers and sellers have agreed to transact for comparable properties. This approach is based on the principle of substitution, which states that the limits of prices, rents and rates tend to be set by the prevailing prices, rents and rates of equally desirable substitutes. In conducting the sales comparison approach, data was gathered on comparable properties and adjustments were made for factors including market conditions, size, access/frontage, zoning, location, and conditions of sale. Greatest weight was typically given to the comparable sales in proximity and similar in size to each of the owned sites.
In valuing the fee simple interest in buildings and leasehold improvements, the Company utilized the direct and indirect methods of the cost approach. For the direct method cost approach analysis, the Company first had to determine the RCN. In order to estimate the RCN of the buildings and leasehold improvements, various factors were considered including building size, year built, number of stories, and the breakout of the space, property history, maintenance history, and insurable value costs. For the indirect method cost approach, the Company first had to estimate a CRN for leasehold improvements being valued via the indirect, or trending, method of the cost approach. To estimate the CRN amounts, the Company applied published inflation indices obtained from third party sources to each asset’s historical cost to convert the known cost into an indication of current cost.
Once the RCN and CRN of the buildings and leasehold improvements was computed, the Company estimated an allowance for physical depreciation for the buildings and leasehold improvements based upon their respective age.
Intangible Assets
The financial information used to estimate the fair values of intangible assets was consistent with the information used in estimating the Company’s enterprise value. Tradenames were valued primarily utilizing the relief from royalty method of the income approach. Significant inputs and assumptions included remaining useful lives, the forecasted revenue streams, applicable royalty rates, tax rates, and applicable discount rates. Customer relationships were considered in the analysis, but based on the valuation under the excess earnings methodology, no value was attributed to customer relationships.
The following table reconciles the enterprise value to the estimated fair value of the Successor common stock as of the Fresh Start Reporting Date (in thousands):

Enterprise value	$750,000
Add: Cash and cash equivalents	181,242
Less: Emergence costs settled in cash post-emergence	(5,378)
Fair value of New Equity and New Warrants, including Rights Offering	925,864
Less: Rights Offering proceeds	(200,000)
Less: Fair value of New Warrants	(20,385)
Fair value of Successor common stock, prior to Rights Offering	$705,479

Shares outstanding on January 1, 2017, prior to Rights Offering shares	39,999,997
Per share value	$17.64
The following table reconciles the enterprise value to the reorganization value of the Successor assets on the Effective Date (in thousands):

Enterprise value	$750,000
Add: Cash and cash equivalents	181,242
Less: Emergence costs settled in cash post-emergence	(5,378)
Add: Other current liabilities	165,501
Add: Other long-term liabilities and deferred tax liabilities	22,666
Reorganization value of Successor assets	$1,114,031
The following table summarizes the impact of the reorganization and the Fresh Start accounting adjustments on the Company's consolidated balance sheet on the Fresh Start Reporting Date. The reorganization value has been allocated to the

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

assets acquired based upon their estimated fair values, as shown below. The estimated fair values of certain assets and liabilities, including property, plant and equipment, other intangible assets, taxes (including uncertain tax positions), and contingencies required significant judgments and estimates (in thousands):

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor

ASSETS
Current assets:
Cash and cash equivalents	$64,583	$116,659	(a)	$—		$181,242
Accounts receivable	137,222	—		—		137,222
Inventories, net	54,471	—		—		54,471
Prepaid and other current assets	37,392	—		—		37,392
Deferred tax assets	6,020	—		—		6,020
Total current assets	299,688	116,659		—		416,347
Property, plant and equipment, net	950,811	—		(347,921)	(h)	602,890
Other assets:
Intangible assets, net	76,057	—		(15,657)	(h)	60,400
Deferred financing costs	—	2,248	(b)	—		2,248
Other noncurrent assets	35,045	—		(2,899)	(h)	32,146
Total assets	$1,361,601	$118,907		$(366,477)		$1,114,031
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$75,193	$16,848	(c)	$—		$92,041
Payroll and related costs	18,287	—		—		18,287
Accrued expenses	59,129	(5,985)	(c)	—		53,144
DIP Facility	25,000	(25,000)	(d)	—		—
Other current liabilities	3,026	—		(997)	(i)	2,029
Total current liabilities	180,635	(14,137)		(997)		165,501
Deferred tax liabilities	15,613	—		(4,613)	(j)	11,000
Other long-term liabilities	18,577	—		(6,911)	(i)	11,666
Total liabilities not subject to compromise	214,825	(14,137)		(12,521)		188,167
Liabilities subject to compromise	1,445,346	(1,445,346)	(e)	—		—
Commitments and contingencies
Shareholders' equity:
Common stock	1,195	(640)	(f)	—		555
Additional paid-in capital	1,009,426	926,504	(f)	(1,010,621)	(k)	925,309
Accumulated other comprehensive loss	(2,600)	—		2,600	(k)	—
Retained earnings (deficit)	(1,306,591)	652,526	(g)	654,065	(l)	—
Total shareholders' equity (deficit)	(298,570)	1,578,390		(353,956)	(l)	925,864
Total liabilities and shareholders' equity	$1,361,601	$118,907		$(366,477)		$1,114,031

Reorganization adjustments

(a) Represents the reorganization adjustment to cash and cash equivalents (in thousands):

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash settlement of general unsecured and other reinstated claims	$(33,898)
Payment of professional fees and success fees paid	(21,657)
Repayment of DIP Facility borrowing and accrued interest	(25,538)
Proceeds from the Rights Offering	200,000
Payment of deferred financing costs related to the New Credit Facility	(2,248)
Net impact to cash and cash equivalents	$116,659

(b) Represents deferred loan costs associated with the closing of the New Credit Facility.

(c) Represents the reorganization adjustment to accounts payable and accrued expenses (in thousands):

Accounts payable:
Pre-petition liabilities related to contract cures, 503(b)(9) claims and critical vendors	$16,848

Accrued expenses:
Settlement of professional fees	$(10,135)
Reinstate liability for acquisition holdback	4,100
Settlement of accrued interest related to the DIP Facility	(538)
Other accrued expenses	588
Net impact to accrued expenses	$(5,985)

(d) Represents the repayment of the DIP Facility.

(e) Represents the settlement of liabilities subject to compromise in accordance with the Restructuring Plan (in thousands):

Fair value of Successor common stock	$(705,479)
Fair value of New Warrants issued per the Restructuring Plan	(20,385)
Fair value of reinstated accounts payable and accrued liabilities to be settled in cash	(20,083)
General unsecured creditor claims settled in cash	(33,000)
Gain on settlement of liabilities subject to compromise	(666,399)
Net impact to liabilities subject to compromise	$(1,445,346)

(f) Represents the reorganization adjustments to common stock and additional paid in capital (in thousands):

Common stock:
Cancellation of Predecessor common shares	$(1,195)
Issuance of Successor common stock	555
Net impact to common stock	$(640)

Additional paid in capital:
Fair value of Successor common stock	$705,479
Fair value of New Warrants issued per the Restructuring Plan	20,385
Proceeds from the Rights Offering	200,000
Cancellation of Predecessor common shares	1,195
Issuance of Successor common stock	(555)
Net impact to additional paid in capital	$926,504

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(g) Represents the reorganization adjustments to retained deficit (in thousands):

Gain on settlement of liabilities subject to compromise	$666,399
Accrual of success fee	(13,435)
Adjustment for other expenses	(438)
Net impact to retained deficit	$652,526

Fresh Start adjustments

(h) Represents the Fresh Start accounting adjustments based upon the individual asset fair values.

(i) Represents the accelerated recognition of deferred gain balances of the Predecessor.

(j) Represents the tax effect of the above Fresh Start accounting adjustments.

(k) Represents the adjustment to Predecessor additional paid-in capital as a result of the elimination of Predecessor retained deficit and accumulated other comprehensive loss in accordance with ASC 852.

(l) Represents the income statement impacts of the revaluation loss of $354.0 million, after tax, and the elimination of the resulting retained deficit balance in accordance with ASC 852.
Note 5 - Debt

Debt consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	Successor	Predecessor
	March 31, 2017	December 31, 2016
Revolving Credit Facility	$—	$284,400
Five-Year Term Loans	—	569,250
Seven-Year Term Loans	—	480,150
Total debt	—	1,333,800
Less: liabilities subject to compromise	—	(1,333,800)
Long-term debt	$—	$—

DIP Facility	$—	$25,000

New Credit Facility	$—	$—
On July 20, 2016, the Debtors filed Bankruptcy Petitions in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code under the caption “In re: CJ Holding Co., et al., Case No. 16-33590.” The filing of the Bankruptcy Petitions constituted an event of default with respect to the Original Credit Agreement. As a result, the Company’s pre-petition secured indebtedness under the Original Credit Agreement became immediately due and payable and any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Proceeding. As of December 31, 2016, $1.3 billion of debt under the Original Credit Agreement was classified as liabilities subject to compromise.
Additional information regarding the Chapter 11 Proceeding is included in Note 2 - Chapter 11 Proceeding and Emergence.
Amended Credit Facility

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 6, 2017, in connection with the emergence from bankruptcy, the Company entered into the New Credit Facility, and subsequently on May 4, 2017, entered into the Amended Credit Facility.
The Amended Credit Facility allows the Company and certain of its subsidiaries, as borrowers (the "Borrowers"), to incur revolving loans in an aggregate amount up to the lesser of $200 million and a borrowing base, which borrowing base is based upon the value of the Borrowers’ accounts receivable and inventory, subject to eligibility criteria and customary reserves which may be modified in the Agent’s permitted discretion. The Amended Credit Facility also provides for the issuance of letters of credit, which would further reduce borrowing capacity thereunder. The maturity date of the Amended Credit Facility is May 4, 2022.
If at any time the amount of loans and other extensions of credit outstanding under the Amended Credit Facility exceed the borrowing base, the Borrowers may be required, among other things, to prepay outstanding loans immediately.
The Borrowers’ obligations under the Amended Credit Facility are secured by liens on a substantial portion of the Borrowers’ personal property, subject to certain exclusions and limitations. Upon the occurrence of certain events, additional collateral, including a portion of the Borrowers’ real properties, may also be required to be pledged. Each of the Borrowers is jointly and severally liable for the obligations of the other Borrowers under the Amended Credit Facility.
At the Borrowers’ election, interest on borrowings under the Amended Credit Facility will be determined by reference to either LIBOR plus an applicable margin of 2.0% or an “alternate base rate” plus an applicable margin of 1.0%. Beginning after the fiscal month ending on or about September 30, 2017, these margins will be subject to a monthly step-up of 0.25% in the event that average excess availability under the Amended Credit Facility is less than 37.5% of the total commitment, and a monthly step-down of 0.25% in the event that average excess availability under the Amended Credit Facility is equal to or greater than 62.5% of the total commitment. Interest will be payable quarterly for loans bearing interest based on the alternative base rate and on the last day of the interest period applicable to LIBOR-based loans. The Borrowers will also be required to pay a fee on the unused portion of the Amended Credit Facility equal to (i) 0.75% in the event that utilization is less than 25.0% of the total commitment, (ii) 0.50% in the event utilization is equal to or greater than 25% of the total commitment but less than 50% of the total commitment and (iii) 0.375% in the event that utilization is equal to or greater than 50% of the total commitment.
The Amended Credit Facility contains covenants that limit the Borrowers’ and their subsidiaries’ ability to incur additional indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, make capital expenditures or engage in certain asset dispositions including a sale of all or substantially all of the Company’s assets.
The Amended Credit Facility also contains a financial covenant that requires the Company to maintain a monthly minimum fixed charge coverage ratio of 1.0:1.0 if, as of any month-end, liquidity is less than $40 million.
The fixed charge coverage ratio is generally defined in the Amended Credit Facility as the ratio of (i) EBITDA minus certain capital expenditures and cash taxes paid to (ii) the sum of cash interest expenses, scheduled principal payments on borrowed money and certain distributions.
DIP Facility
On July 29, 2016, the Predecessor entered into a $100 million Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) with the other Debtors, the DIP Lenders and Cortland Capital Market Services LLC, as administrative agent.
The borrowers under the DIP Facility were the Predecessor and CJ Holding Co. All obligations under the DIP Facility were guaranteed by the Company’s subsidiaries that were debtors in the Bankruptcy cases. Borrowings under the DIP Credit Agreement were generally secured by superpriority priming liens on substantially all of the assets of the borrowers and guarantors.
Amounts outstanding under the DIP Facility bore interest based on, at the option of the borrower, LIBOR or an alternative base rate, plus an applicable margin equal to 9.0% in the case of LIBOR loans and 8.0% in the case of base rate loans. The alternative base rate was equal to the highest of (i) the published ‘prime rate’, (ii) the Federal Funds Effective Rate (as defined in the DIP Credit Agreement) plus 0.5% and (iii) LIBOR plus 1.0%. The DIP Facility also required that the

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company pay various fees to the DIP Lenders, including a commitment fee equal to 5.0% of the unused commitments thereunder. The DIP Facility was scheduled to mature on March 31, 2017.
In accordance with the Restructuring Plan, on the Plan Effective Date, the Company repaid all amounts outstanding under the DIP Facility with the proceeds from the Rights Offering and the DIP Facility was canceled and discharged.
Predecessor Credit Agreements
On March 24, 2015, in connection with the closing of the Nabors Merger, the Predecessor entered into the Original Credit Agreement. The Original Credit Agreement provided for senior secured credit facilities in an aggregate principal amount of $1.66 billion, consisting of (i) a revolving credit facility (“Revolving Credit Facility” or the “Revolver”) in the aggregate principal amount of $600.0 million and (ii) a term loan B facility (“Term Loan B”) in the aggregate principal amount of $1.06 billion. The Company simultaneously repaid all amounts outstanding and terminated Old C&J’s prior credit agreement; no penalties were due in connection with such repayment and termination. All obligations under the Original Credit Agreement were guaranteed by the Predecessor’s wholly-owned domestic subsidiaries, other than immaterial subsidiaries.
On September 29, 2015, the Company obtained and the Predecessor entered into a waiver and amendments to the Original Credit Agreement, which, among other things, suspended certain financial covenants set forth in the Original Credit Agreement. The suspension of these financial covenants commenced with the fiscal quarter ending September 30, 2015 and would have lasted through the fiscal quarter ending June 30, 2017.
On May 10, 2016, the Company obtained a temporary limited waiver agreement from certain of the lenders pursuant to which, effective as of March 31, 2016, such lenders agreed to not consider a breach of the Minimum Cumulative Consolidated EBITDA (as defined in the Original Credit Agreement) covenant measured as of March 31, 2016 an event of default through May 31, 2016.
On May 31, 2016, the Company obtained and the Predecessor entered into the Forbearance Agreement with certain of the lenders pursuant to which, among other things, such lenders agreed not to pursue default remedies against the Company with respect to its breach of the Minimum Cumulative Consolidated EBITDA Covenant or certain specified payment defaults.
On June 30, 2016, this forbearance was extended through July 17, 2016 pursuant to the Second Forbearance Agreement, and prior to the termination of the Second Forbearance Agreement, this forbearance period was once again extended through July 20, 2016. The Second Forbearance Agreement provided that the forbearance would terminate upon the occurrence of certain events, including the failure of the Predecessor to enter into the Restructuring Support Agreement on or prior to July 8, 2016. On July 8, 2016, the Predecessor entered into the Restructuring Support Agreement with the Supporting Lenders. The Restructuring Support Agreement contemplated the implementation of a restructuring of the Company through a debt-to-equity conversion and Rights Offering, which transaction was effectuated through the Restructuring Plan.
On July 20, 2016, the Debtors filed Bankruptcy Petitions in the Bankruptcy Court seeking relief under Chapter 11. Additional information, including definitions of capitalized defined terms, regarding the Chapter 11 Proceeding is included in Note 2 - Chapter 11 Proceeding and Emergence.
Revolving Credit Facility
The Revolver was scheduled to mature on March 24, 2020 (except that if any Five-Year Term Loans (as defined herein) had not been repaid prior to September 24, 2019, the Revolver was scheduled to mature on September 24, 2019). Borrowings under the Revolver were non-amortizing. Amounts outstanding under the Revolver bore interest based on, at the option of the borrower, LIBOR or an alternative base rate, plus an applicable margin determined pursuant to a pricing grid based on the ratio of consolidated total indebtedness of C&J and its subsidiaries to Consolidated EBITDA of C&J and its subsidiaries for the most recent four fiscal quarter period for which financial statements are available (the “Total Leverage Ratio”).
On July 20, 2016, the Debtors filed the Bankruptcy Petitions which constituted an event of default under the Original Credit Agreement and accelerated the Revolver and Term Loan B Facility indebtedness to become immediately due and payable. On the Plan Effective Date, pursuant to the Restructuring Support Agreement entered into on July 8, 2016, holders of the Revolver and Term Loan B Facility received their pro rata share of 100.0% of the New Equity in the Successor, subject to dilution from the issuance of New Equity on account of the Management Incentive Plan, the Rights Offering, the Backstop Fee and the New Warrants as discussed further in Note 2 - Chapter 11 Proceeding and Emergence.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Term Loan B Facility
Borrowings under the Term Loan B were comprised of two tranches: a tranche consisting of $575.0 million in aggregate principal amount of term loans maturing on March 24, 2020 (the “Five-Year Term Loans”) and a tranche consisting of a $485.0 million in aggregate principal amount of term loans maturing on March 24, 2022 (the “Seven-Year Term Loans”). The Company was required to make quarterly amortization payments in an amount equal to 1.0%, with the remaining balance payable on the applicable maturity date. As of December 31, 2016, the Company had borrowings outstanding under the Five-Year Term Loans and the Seven-Year Term Loans of $569.3 million and $480.2 million, respectively.
Five-Year Term Loans outstanding under the Term Loan B bore interest based on, at the option of the Company, (i) LIBOR subject to a floor of 1.0%, plus a margin of 5.5%, or (ii) an alternative base rate, plus a margin of 4.5%. Seven-Year Term Loans outstanding under the Term Loan B bore interest based on, at the option of the Company, (i) LIBOR subject to a floor of 1.0%, plus a margin of 6.25%, or (ii) an alternative base rate, plus a margin of 5.25%.
The alternative base rate was equal to the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) LIBOR plus 1.0%.
On July 20, 2016, the Debtors filed the Bankruptcy Petitions which constituted an event of default under the Original Credit Agreement and accelerated the Term Loan B Facility indebtedness to become immediately due and payable; however, any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Proceeding. On the Plan Effective Date, pursuant to the Restructuring Support Agreement entered into on July 8, 2016, holders of the Term Loan B Facility debt received their pro rata share of 100.0% of the New Equity in the Successor, subject to dilution from the issuance of New Equity on account of the Management Incentive Plan, the Rights Offering, the Backstop Fee and the New Warrants as discussed further in Note 2 - Chapter 11 Proceeding and Emergence.

Interest Expense
For the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), interest expense consisted of the following (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

New Credit Facility	$450	$—
Credit Agreements	—	20,893
Capital leases	—	231
Accretion of original issue discount	—	2,079
Amortization of deferred financing costs	153	2,279
Interest income and other	88	(14)
Interest expense, net	$691	$25,468
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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Step 2 of the goodwill impairment testing for the Well Support Services reporting units was performed during the first quarter of 2016, and the results concluded that there was no value remaining to be allocated to the goodwill associated with this reporting unit. As a result, the Company recognized impairment expense of $314.3 million for the three months ended March 31, 2016.
As of March 31, 2017 and 2016, there was no goodwill remaining to be allocated across the Company's reporting units.
Definite-Lived Intangible Assets
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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recoverability testing through March 31, 2016 resulted in the determination that certain intangible assets associated with the Company’s wireline and artificial lift lines of business were not recoverable. The fair value of the wireline and artificial lift assets was determined to be $42.2 million and $1.1 million, respectively, resulting in impairment expense of $47.5 million and $3.6 million, respectively.
The changes in the carrying amounts of other intangible assets for the three months ended March 31, 2017 are as follows (in thousands):

		Predecessor		Successor
	Amortization Period	December 31, 2016	Fresh Start Adjustments	On January 1, 2017	Amortization Expense	Divestiture	March 31, 2017
Customer relationships	8-15 years	$80,826	$(80,826)	$—	$—	$—	$—
Trade name	10-15 years	29,994	26,506	56,500	—	—	56,500
Developed technology	5-15 years	21,516	(17,616)	3,900	—	(3,900)	—
Non-compete	4-5 years	2,600	(2,600)	—	—	—	—
Patents	10 years	35	(35)	—	—	—	—
		134,971	(74,571)	60,400	—	(3,900)	56,500
Less: accumulated amortization		(58,914)	58,914	—	(942)	—	(942)
Intangible assets, net		$76,057	$(15,657)	$60,400	$(942)	$(3,900)	$55,558

Note 7 - Share-Based Compensation
Successor Equity Plan
Pursuant to the Restructuring Plan, the Company adopted the C&J Energy Services, Inc. 2017 Management Incentive Plan (as amended from time to time, the "MIP") as of the Plan Effective Date.
The MIP provides for the grant of share-based awards to the Company’s employees, consultants and non-employee directors. The following types of awards are available for issuance under the MIP: incentive stock options and nonqualified stock options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights, performance awards, share awards, other share-based awards and substitute awards. As of March 31, 2017, only nonqualified stock options and restricted shares have been awarded under the MIP.
A total of approximately 8.0 million shares of common stock were originally authorized and approved for issuance under the MIP. The number of shares of common stock available for issuance under the MIP is subject to adjustment in the event of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants, rights or debentures, share dividend, share split or reverse share split, cash dividend, property dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or any similar corporate event or transaction. The number of shares of common stock available for issuance may also increase due to the termination of an award granted under the MIP or by expiration, forfeiture, cancellation or otherwise without the issuance of the common stock.
Stock Options
The fair value of each option award granted under the MIP is estimated on the date of grant using the Black-Scholes option-pricing model. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. Additionally, due to the Company’s lack of historical volume of option activity, the expected term of options granted was derived using the “plain vanilla” method. Expected volatilities were based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. During the three months ended March 31, 2017,

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approximately 0.3 million nonqualified stock options were granted under the MIP to certain of the Company's executive officers at a fair market value of $34.52 per nonqualified stock option. These option awards will expire on the tenth anniversary of the grant date and will vest over three years of continuous service with 34% vesting immediately upon the grant date, and 22% on each of the first, second and third anniversaries of the grant date.
As of March 31, 2017, the Company had approximately 0.3 million options outstanding to employees. The Company had approximately $4.9 million of share-based compensation remaining to be expensed over a weighted average remaining service period of 2.9 years.
The following table includes the assumptions used in determining the fair value of option awards granted during the three months ended March 31, 2017.

Three Months Ended
March 31, 2017

Expected volatility	96.4%
Expected dividends	None
Exercise price	$42.65
Expected term (in years)	5.7
Risk-free rate	2.03%
Restricted Stock
Restricted stock is valued based on the closing price of the Company’s common stock on the NYSE on the date of grant. During the three months ended March 31, 2017, approximately 0.9 million shares of restricted stock were granted to employees and non-employee directors under the MIP, at fair market values ranging from $43.00 to $44.90 per share of restricted stock. Restricted stock awards granted to employees will vest over three years of continuous service with 34% vesting immediately upon the grant date, and 22% on each of the first, second and third anniversaries of the grant date. Restricted stock awards granted to non-employee directors will vest in full on the first anniversary of the date of grant, subject to each director's continued service.
To the extent permitted by law, the recipient of an award of restricted stock will generally have all of the rights of a stockholder with respect to the underlying common stock, including the right to vote the common stock and to receive all dividends or other distributions made with respect to the common stock. Dividends on restricted stock will be deferred until the lapsing of the restrictions imposed on the stock and will be held by the Company for the account of the recipient (either in cash or to be reinvested in restricted stock) until such time. Payment of the deferred dividends and accrued interest, if any, shall be made upon the lapsing of restrictions on the restricted stock, and any dividends deferred in respect of any restricted stock shall be forfeited upon the forfeiture of such restricted stock. As of March 31, 2017, the Company had not issued any dividends.
As of March 31, 2017, the Company had approximately 0.6 million shares of restricted stock outstanding to employees and non-employee directors. The Company had $20.5 million of share-based compensation remaining to be expensed over a weighted average remaining service period of 2.8 years.
Predecessor Equity Plans
In connection with the Nabors Merger, the Company approved and adopted the C&J Energy Services 2015 Long Term Incentive Plan (the “2015 LTIP”), effective as of March 23, 2015. The 2015 LTIP served as an assumption of the Old C&J 2012 Long-Term Incentive Plan, including the sub-plan titled the C&J International Middle East FZCO Phantom Equity Arrangement (the “2012 LTIP”), with certain non-material revisions made and no increase in the number of shares remaining available for issuance under the 2012 LTIP. Prior to the adoption of the 2015 LTIP, all share-based awards granted to Old C&J employees, consultants and non-employee directors were granted under the 2012 LTIP and, following the 2015 LTIP’s adoption, no further awards were granted under the 2012 LTIP. Awards that were previously outstanding under the 2012 LTIP continued to remain outstanding under the 2015 LTIP, as adjusted to reflect the Nabors Merger. At the closing of the Nabors Merger, restricted shares and stock option awards were granted under the 2015 LTIP to certain employees of the C&P Business

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and approximately 0.4 million C&J common shares underlying those awards were deemed part of the consideration paid to Nabors for the Nabors Merger.
The 2015 LTIP provided for the grant of share-based awards to the Company’s employees, consultants and non-employee directors. The following types of awards are available for issuance under the 2015 LTIP: incentive stock options and nonqualified stock options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights, performance awards and share awards.
Approximately 11.3 million shares were available for issuance under the 2015 LTIP as of December 31, 2016. The number of common shares available for issuance under the 2015 LTIP was subject to adjustment in the event of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants, rights or debentures, share dividend, share split or reverse share split, cash dividend, property dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or any similar corporate event or transaction.
The 2015 LTIP was terminated and all awards outstanding under the 2015 LTIP were canceled as of the Plan Effective Date pursuant to the Restructuring Plan.
Stock Options
The fair value of each option award granted under the 2015 LTIP, the 2012 LTIP and the Prior Plans was estimated on the date of grant using the Black-Scholes option-pricing model. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. Additionally, due to the Company’s lack of historical volume of option activity, the expected term of options granted was derived using the “plain vanilla” method. In addition, expected volatilities were based on comparable public company data, with consideration given to the Company’s limited historical data. The Company made estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. No options were granted during the year ended December 31, 2016.
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
As described in Note 2 — Chapter 11 Proceeding and Emergence, pursuant to the Restructuring Plan, the liquidation of C&J Energy Services Ltd. was completed under the laws of Bermuda, and all of the existing shares of the Predecessor's common equity were canceled as of the Effective Date. Also, on the Effective Date, the Successor issued the New Warrants to the holders of the canceled Predecessor common shares, provided that such class of holders voted to accept the Restructuring Plan.
Note 8 - Commitments and Contingencies
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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Contingent Consideration Liability
On May 18, 2015, the Company acquired all of the outstanding equity interests of ESP Completion Technologies LLC, a manufacturer of wellheads, artificial lift completion tools and electric submersible pumps for approximately $34.0 million and including a contingent consideration liability valued at approximately $14.4 million at the date of the acquisition. If the acquiree is able to achieve certain levels of EBITDA over a three-year period, the Company will be obligated to make future tiered payments of up to $29.5 million. The contingent consideration liability is remeasured on a fair value basis each quarter until it is paid or expires. As of March 31, 2017, the earn-out was estimated to have zero value.
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

Additionally, under the terms of the Separation Agreement, dated as of February 12, 2015, by and between the Company and Nabors, relating to the Nabors Merger, the Company assumed, among other liabilities, all liabilities of the C&P Business to the extent arising out of or resulting from the operation of the C&P Business at any time before, at or after the closing of the Nabors Merger, including liability for death, personal injury and property damage resulting from or caused by the assets, products and services of the C&P Business; other than those liabilities relating to or resulting from any demand, claim, investigation or litigation pending or asserted in writing as of the closing of the Nabors Merger. Any liability relating to or resulting from any claim or litigation asserted after the closing of the Nabors Merger, but where the underlying cause of action arose prior to that time, would not be covered by the Company’s insurance policies.
Note 9 - Segment Information
In accordance with ASC No. 280 - Segment Reporting the Company routinely evaluates whether its separate operating and reportable segments have changed. This determination is made based on the following factors: (1) the Company’s chief operating decision maker (“CODM”) is currently managing each operating segment as a separate business and evaluating the performance of each segment and making resource allocation decisions distinctly and expects to do so for the foreseeable future, and (2) discrete financial information for each operating segment is available.
Prior to the year ended December 31, 2016, the Company’s reportable segments were: (i) Completion Services, (ii) Well Support Services, and (iii) Other Services. In line with the discontinuance of the small, ancillary service lines and divisions in the Other Services reportable segment, subsequent to the year ended December 31, 2016, the Company is disclosing two reportable segments, and financial information for the Other Services reportable segment is only presented for the corresponding prior year period. The Company's reportable segments are now: (i) Completion Services and (ii) Well Support Services. This segment structure reflects the financial information and reports used by the Company’s management, including its CODM, to make decisions regarding the Company’s business, including performance evaluation and resource allocation decisions. The following is a brief description of the Company's reportable segments:

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Completion Services
Completion Services consists of the following service lines: (1) hydraulic fracturing; (2) cased-hole wireline, pumpdown services, which also includes wireline logging, perforating, pressure pumping, well site make-up and pressure testing and other complementary services; (3) well construction services, specifically cementing and directional drilling services; and (4) R&T, which at this time is primarily engaged in the engineering and production of certain parts and components, such as perforating guns and addressable switches, which are used in the performance of our Completion Services.
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
Other Services
Other Services consisted of smaller, non-core business lines that were divested during 2016 or subsequent to December 31, 2016, including the specialty chemical business, equipment manufacturing and repair business and the Company's international coiled tubing operations in the Middle East.  In line with the discontinuance of these small, ancillary service lines and divisions, beginning with the quarter ended March 31, 2017, the Company is disclosing two reportable segments and financial information for the Other Services reportable segment is only presented for the corresponding prior year period.

The following table sets forth certain financial information with respect to the Company’s reportable segments.

	Completion Services	Well Support Services	Other Services	Corporate / Elimination	Total
Three months ended March 31, 2017 (Successor)
Revenue from external customers	$200,169	$114,025	$—	$—	$314,194
Inter-segment revenues	577	40		(617)	—
Depreciation and amortization	16,647	13,902	—	1,057	31,606
Operating income (loss)	11,120	(9,078)	—	(38,450)	(36,408)
Net income (loss)	10,596	(7,333)	—	(35,564)	(32,301)
Adjusted EBITDA	21,589	4,874	—	(21,879)	4,584
Capital expenditures	7,205	4,252	—	128	11,585
As of March 31, 2017 (Successor)
Total assets	$514,945	$384,469	$—	$199,588	$1,099,002
Three months ended March 31, 2016 (Predecessor)
Revenue from external customers	$151,724	$116,054	$1,837	$—	$269,615
Inter-segment revenues	105	—	15,049	(15,154)	—
Depreciation and amortization	35,628	22,000	741	584	58,953
Operating loss	(117,448)	(339,460)	(5,570)	(37,938)	(500,416)
Net income (loss)	(117,528)	(336,901)	(5,738)	31,755	(428,412)
Adjusted EBITDA	(17,615)	5,762	(1,675)	(18,278)	(31,806)
Capital expenditures	5,891	467	7,896	4,413	18,667
As of March 31, 2016 (Predecessor)
Total assets	$817,837	$785,320	$110,538	$75,180	$1,788,875

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As required under Item 10(e) of Regulation S-K of the Exchange Act, included below is a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, from net income (loss), which is the nearest comparable U.S. GAAP financial measure (in thousands) on a consolidated basis for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), and on a reportable segment basis for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor).

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net loss	$(32,301)	$(428,412)
Interest expense, net	691	25,468
Income tax benefit	(3,236)	(94,148)
Depreciation and amortization	31,606	58,953
Other (income) expense, net	(1,562)	(3,324)
(Gain) loss on disposal of assets	(6,056)	3,202
Impairment expense	—	381,694
Severance, facility closures and other	—	10,545
Share-based compensation expense acceleration	15,658	7,792
Acquisition-related costs	—	3,689
Customer settlement/bad debt write-off	—	1,468
Inventory write-down	—	1,267
Other	(216)	—
Adjusted EBITDA	$4,584	$(31,806)

	Three Months Ended March 31, 2017 (Successor)
	Completion Services	Well Support Services	Corporate / Elimination	Total
Net income (loss)	$10,596	$(7,333)	$(35,564)	$(32,301)
Interest expense, net	155	(26)	562	691
Income tax benefit	—	—	(3,236)	(3,236)
Depreciation and amortization	16,647	13,902	1,057	31,606
Other (income) expense, net	369	(1,719)	(212)	(1,562)
(Gain) loss on disposal of assets	(6,214)	36	122	(6,056)
Other	36	14	(266)	(216)
Share-based compensation acceleration	—	—	15,658	15,658
Adjusted EBITDA	$21,589	$4,874	$(21,879)	$4,584

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2016 (Predecessor)
	Completion Services	Well Support Services	Other Services	Corporate / Elimination	Total
Net income (loss)	$(117,528)	$(336,901)	$(5,737)	$31,754	$(428,412)
Interest expense, net	80	(53)	—	25,441	25,468
Income tax benefit	—	—	—	(94,148)	(94,148)
Depreciation and amortization	35,628	22,000	741	584	58,953
Impairment expense	60,558	320,588	548	—	381,694
Other (income) expense, net	—	(2,506)	168	(986)	(3,324)
(Gain) loss on disposal of assets	14	(1,795)	—	4,983	3,202
Acquisition-related costs	73	—	20	3,596	3,689
Severance, facility closures and other	2,519	3,086	2,234	2,706	10,545
Customer settlement/bad debt write-off	125	1,343	—	—	1,468
Inventory write-down	916	—	351	—	1,267
Share-based compensation expense acceleration	—	—	—	7,792	7,792
Adjusted EBITDA	$(17,615)	$5,762	$(1,675)	$(18,278)	$(31,806)

Note 10 - Supplemental Cash Flow Disclosures
Listed below are supplemental cash flow disclosures for the three months ended March 31, 2017, the Fresh Start Reporting Date and the three months ended March 31, 2016:

	Successor	Predecessor
	Three Months Ended March 31, 2017	On January 1, 2017	Three Months Ended March 31, 2016
Cash paid for interest	$664	$—	$14,613
Income taxes paid (refunded)	$(542)	$—	$(154)
Reorganization items, cash	$—	$(21,657)	$—
Non-cash investing and financing activity:
Change in accrued capital expenditures	$(5,869)	$—	$1,491

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things, the impact of our emergence from bankruptcy on our business and relationships, future sales of or the availability for future sale of substantial amounts of our common stock, including the exercise of outstanding Warrants, our business strategy and our financial strategy.
Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks associated with the following:

•	a decline in demand for our services, including due to declining commodity prices, overcapacity and other competitive factors affecting our industry;

•	the cyclical and volatile nature of the oil and gas industry, which impacts the level of drilling, completion and production activity and spending patterns by E&P companies;

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

•	the loss of, or interruption or delay in operations by, one or more significant customers;

•	the failure to pay amounts when due, or at all, by one or more significant customers;

•	changes in customer requirements in the markets we serve;

•	costs, delays, regulatory compliance requirements and other difficulties in executing our long-term growth strategy;

•	the effects of future acquisitions on our business, including our ability to successfully integrate our operations and the costs incurred in doing so;

•	business growth outpacing the capabilities of our infrastructure;

•	adverse weather conditions in oil or gas producing regions;

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

•
uncertainty regarding our ability to improve our operating structure, financial results and profitability and to maintain relationships with suppliers, customers, employees and other third parties following emergence from bankruptcy and other risks and uncertainties related to our recent emergence from bankruptcy;

•	our ability to maintain sufficient liquidity and/or obtain adequate financing to allow us to execute our business plan; and

•	our ability to comply with covenants under our amended credit facility.
For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (our "2016 Annual Report"); and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2016 Annual Report. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report, together with the audited consolidated financial statements and notes thereto and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Annual Report.
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

We were founded in Texas in 1997 as a partnership and converted to a Delaware corporation (“Old C&J”) in connection with our initial public offering which was completed in July 2011 with a listing on the New York Stock Exchange (“NYSE”) under the symbol “CJES.” In 2015, Old C&J combined with the completion and production services business (the “C&P Business”) of Nabors Industries Ltd. (“Nabors”) in a transformative transaction (the “Nabors Merger”) that nearly tripled the Company’s size, significantly expanding the Company’s Completion Services business and adding the Well Support Services business to the Company’s service offering. Upon the closing of the Nabors Merger, Old C&J became a subsidiary of C&J Energy Services Ltd. (the “Predecessor”) and shares of common stock of Old C&J were converted into common shares of the Predecessor on a 1-for-1 basis.

Due to a severe industry downturn, on July 20, 2016, the Predecessor and certain of its subsidiaries (collectively with the Predecessor, the “Predecessor C&J Companies” and for periods prior to the Plan Effective Date (as defined below), “C&J” or the “Company”) voluntarily filed petitions for reorganization seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), with ancillary recognition proceedings filed in Canada and Bermuda (collectively, the “Chapter 11 Proceeding”).

On December 16, 2016, the Bankruptcy Court entered an order confirming the plan of reorganization (the “Restructuring Plan”) of the Predecessor C&J Companies. On January 6, 2017 (the “Plan Effective Date”), the Predecessor C&J Companies substantially consummated the Restructuring Plan and emerged from the Chapter 11 Proceeding. As part of the transactions undertaken pursuant to the Restructuring Plan, effective on the Plan Effective Date, the Successor was formed, the Predecessor’s equity was canceled, the Predecessor transferred all of its assets and operations to the Successor and the Predecessor was subsequently dissolved. For more information regarding the Chapter 11 Proceeding, see Note 2 - Chapter 11 Proceeding and Emergence in Part I, Item 1 “Financial Statements” of this Quarterly Report.

Upon emergence from the Chapter 11 Proceeding, we adopted Fresh Start accounting in accordance with the provisions set forth in Accounting Standards Codification (“ASC”) 852 - Reorganizations. For more information regarding the adoption of Fresh Start accounting, see Note 4 - Fresh Start Accounting in Part I, Item 1 “Financial Statements” of this Quarterly Report.

The Successor is the successor issuer to the Predecessor for purposes of and pursuant to Rule 12g-3 of the Exchange Act. Accordingly, references to “C&J,” the “Company,” “we,” “us” or “our” in this Quarterly Report are to the Successor, together with our consolidated subsidiaries when referring to periods following the Plan Effective Date, and to the Predecessor C&J Companies when referring to periods prior to the Plan Effective Date.

Contemporaneously with the commencement of the Chapter 11 Proceeding, trading in the Predecessor’s common stock was suspended and ultimately delisted from the NYSE. On April 12, 2017, the Successor completed an underwritten public offering of common stock and its common stock began trading again on the NYSE under the symbol “CJ.”

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

Our principal executive offices are located at 3990 Rogerdale Road, Houston, Texas 77042 and our main telephone number at that address is (713) 325-6000. Our website is available at www.cjenergy.com. We make available free of charge through our website all reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information contained on or available through our website is not a part of or incorporated into this Quarterly Report or any other report that we may file with or furnish to the SEC.
Business Overview
Demand for our services, and therefore our operating and financial performance, is heavily influenced by drilling, completion and production activity by our customers, which is significantly impacted by commodity prices. Beginning in 2011 through mid-2015, we significantly invested in strategic initiatives to strengthen, expand and diversify our business, including through service line diversification, vertical integration and technological advancement. During that time, we rapidly grew the business both organically and through multiple acquisitions, including the Nabors Merger.
We believe that focus on technological advancement (“R&T”) provides a significant strategic benefit through the ability to develop and implement new technologies and quickly respond to changes in customer requirements and industry demand. Our efforts to date have been focused on developing innovative, fit-for-purpose solutions designed to enhance our core service offerings, increase efficiencies, provide cost savings to our operations and add value for our customers. Our R&T initiatives are now generating monthly cost savings for our integrated completion services operations, which is central to our overall strategy of proactively managing our costs to maximize returns. Several of these investments are already delivering value added products and services that, in addition to producing revenue, are creating increasing demand from key customers. In our day-to-day operations, we utilize equipment and products manufactured by our vertically integrated businesses which are managed through our R&T division, and we also sell such equipment and products to third-party customers in the global energy services industry. Additionally, these initiatives help protect market share in the current operating environment and better position us for growth as activity levels continue to improve.

Reportable Segments
As of March 31, 2017, our reportable business segments were:

•
Completion Services, which consists of the following service lines: (1) hydraulic fracturing; (2) cased-hole wireline and pumpdown services, which includes wireline logging, perforating, pressure pumping, well site make-up and pressure testing and other complementary services; (3) well construction services, specifically cementing and directional drilling services; and (4) research & technology (R&T), which at this time is primarily engaged in the engineering and production of certain parts and components, such as perforating guns and addressable switches, which are used in the performance of our Completion Services.

•
Well Support Services, which consists of the following service lines: (1) rig services, including workover and other support services primarily used for routine repair and maintenance of oil and gas wells, re-drilling operations and plugging & abandonment operations; (2) fluids management services, which provides storage, transportation and disposal services for produced fluids and fluids used in the drilling, completion and workover of oil and gas wells; (3) coiled tubing services, primarily used for frac plug drill-out during completion operations and for well workover and maintenance; (4) artificial lift applications; and (5) other specialty well site services.

Our Other Services segment consisted of smaller, non-core business lines that were divested during 2016 or subsequent to December 31, 2016, including the specialty chemical business, equipment manufacturing and repair business and the Company's international coiled tubing operations in the Middle East.  In line with the discontinuance of these small, ancillary service lines and divisions, beginning with the quarter ended March 31, 2017, the Company is disclosing two reportable segments and financial information for the Other Services reportable segment is only presented for the corresponding prior year period.
Our reportable business segments are described in more detail below; for financial information about our reportable business segments, including revenue from external customers and total assets by reportable business segment, please see Note 9 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report.
Completion Services
The core services provided through our Completion Services segment are hydraulic fracturing and cased-hole wireline and pumpdown services. We utilize our in-house manufacturing capabilities, including our data acquisition and control instruments manufacturing business, to offer a technologically advanced and efficiency focused range of completion techniques. Our strategy is to offer our completion services as a bundled package in order to provide an integrated, value-added solution and maximize efficiency for our customers. Our well construction services, specifically cementing and directional drilling services, and our R&T division, which includes manufacturing capabilities, are also managed through our Completions Services segment. The majority of revenue for this segment is generated by our hydraulic fracturing business.
During the first quarter of 2017, our hydraulic fracturing service line deployed, on average, approximately 445,000 horsepower out of our current fleet of approximately 820,000 horsepower. In our cased-hole wireline and pumpdown services line, we deployed, on average, approximately 66 wireline trucks and 49 pumpdown units out of our current fleet of 127 trucks and 58 pumpdown units. In our cementing service line, we deployed, on average, approximately 25 units out of our current fleet of 35 units. However, not all of our deployed assets are utilized fully, or at all, at any given time, due to, among other things, routine scheduled maintenance and downtime. Additionally, in response to the prevailing competitive landscape, we have focused on operational rightsizing measures to ensure our assets stay aligned with current industry demand, which has included stacking or idling unproductive equipment across our asset base within each service line.
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
For the quarter ended March 31, 2017, revenue from our Completion Services segment was $200.2 million, representing approximately 63.7% of our total revenue, compared with revenue of $140.1 million for the quarter ended December 31, 2016, which represented a 42.9% quarter-over-quarter increase. Adjusted EBITDA from this segment for the quarter ended March 31, 2017 was $21.6 million, compared with $1.3 million of Adjusted EBITDA for the quarter ended December 31, 2016.

	Successor	Predecessor
	Three Months Ended
	March 31, 2017	March 31, 2016

Revenue
Hydraulic Fracturing	$130,663	$105,005
Wireline & Pumpdown	56,265	38,831
Other (Cementing, Directional Drilling and Research & Technology)	13,241	7,888
Total revenue	$200,169	$151,724

Adjusted EBITDA	$21,589	$(17,615)

Average active hydraulic fracturing horsepower	445,000	620,000
Total fracturing stages	3,349	3,048

Average active wireline trucks	66	82

Average active pumpdown units	49	48
Please read Note 9 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, from net income (loss), which is the nearest comparable U.S. GAAP financial measure (in thousands) on a reportable segment basis for the quarters ended March 31, 2017 and 2016.

The growing North American drilling rig count, relatively stable commodity prices, and increasing shortages of available completion services equipment, all resulted in higher overall utilization and pricing that significantly improved our first quarter results in our Completion Services segment. In our hydraulic fracturing service line, we redeployed our first warm-stacked horizontal frac fleet to a dedicated customer in the Eagle Ford Shale on March 1, 2017, resulting in approximately 470,000 hydraulic horsepower deployed, consisting of eleven horizontal frac fleets. In addition to utilization and pricing improvement, our continued efforts to aggressively control costs and streamline our business by aligning with best-in-class providers of parts, major components and consumables contributed to our margin improvement. In our wireline and pumpdown service lines, substantial increases in completion activity caused capacity to quickly tighten in our core operating basins, which resulted in increased utilization and higher overall pricing levels across our asset base. In our cementing service line, we deployed additional units into West Texas as key customers accelerated both Midland and Delaware Basin drilling activity.
Completion Services Outlook

We currently expect that our Completion Services segment will continue to experience strengthening activity levels over the near term as many of our key customers continue to increase their drilling rig count and completion activity. We are witnessing emerging industry trends of longer horizontal laterals, tighter spacing between frac stages and more proppant per frac stage across our entire customer base, which is resulting in increased customer demand for all of our Completion Services product lines.

Due to this increasing customer demand and our current expectations regarding near-term outlook, we plan to redeploy a refurbished horizontal hydraulic fracturing fleet in the latter half of the second quarter and a recently ordered new-build horizontal fleet, consisting of new-build pumps and refurbished ancillary equipment, early in the third quarter of 2017. This accelerated deployment schedule is expected to result in us exiting the third quarter of 2017 with approximately 550,000 horsepower deployed, consisting of thirteen horizontal hydraulic fracturing fleets and three smaller, vertical fleets. In our cased-hole wireline and pumpdown service line, we redeployed six additional wireline trucks and seven additional pumpdown units in the first quarter, and if completion activity continues to increase, we would expect to deploy additional wireline trucks and pumpdown units into service by the end of the second quarter.

Well Support Services
Our Well Support Services segment focuses on post-completion activities at the well site, including rig services, such as workover and plug and abandonment, fluids management, coiled tubing, artificial lift applications and other specialty well site services. The majority of revenue for this segment is generated by our rig services line, and we consider rig services, fluids management and coiled tubing to be our core service lines within this segment.
During the first quarter of 2017, our rig services line deployed, on average, approximately 146 workover rigs per workday out of our average fleet of approximately 460 workover rigs. In our coiled tubing service line, we deployed, on average, approximately 22 units out of our average fleet of approximately 44 coiled tubing units. In our fluids management service line, we deployed, on average, approximately 631 fluid services trucks per workday and approximately 989 frac tanks per workday out of our estimated average fleets of approximately 1,118 trucks and 4,243 frac tanks, respectively. In our fluids management service line, we own 29 private salt water disposal wells for fluids disposal purposes. However, not all of our deployed assets are utilized fully, or at all, at any given time, due to, among other things, routine scheduled maintenance and downtime. Additionally, in response to the continued competitive landscape, we have focused on operational rightsizing measures to better align our assets with current industry demand, which has included idling unproductive equipment across our asset base within each service line.
For the quarter ended March 31, 2017, revenue from our Well Support Services segment was $114.0 million, representing approximately 36.3% of our total revenue, compared with revenue of $101.9 million for the quarter ended December 31, 2016, which represents an 11.9% quarter-over-quarter increase. Adjusted EBITDA from this segment for the quarter ended March 31, 2017 was $4.9 million, compared with $3.8 million of Adjusted EBITDA for the quarter ended December 31, 2016.
Management evaluates the operation and performance of our Well Support Services segment and allocates resources primarily based on activity levels, specifically rig and trucking hours, as well as Adjusted EBITDA. The following table presents rig and trucking hours for our Well Support Services segment for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Successor	Predecessor
	Three Months Ended
	March 31, 2017	March 31, 2016

Revenue
Rig Services	$55,545	$52,541
Fluids Management Services	29,934	35,281
Coiled Tubing Services	17,758	19,102
Other Well Support Services (includes ESPCT)	10,788	9,130
Total revenue	$114,025	$116,054

Adjusted EBITDA	$4,874	$5,762

Average active workover rigs	199	212
Total workover rig hours	117,890	107,748

Average coiled tubing units	44	45
Average active coiled tubing units	22	26

Average fluids management trucks	1,118	1,438
Average active fluids management trucks	631	823
Total fluids management truck hours	307,741	379,628

Please read Note 9 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income (loss), which is the nearest comparable U.S. GAAP financial measure (in thousands) on a reportable segment basis for the three months ended March 31, 2017 and 2016.

During the first quarter of 2017, both revenue and Adjusted EBITDA increased sequentially in our Well Support Services segment, primarily due to increased activity levels in our rig services and coiled tubing service lines. Despite the slow start to the quarter due to weather related downtime, our rig services service line experienced slightly higher pricing and increased activity levels in certain core operating regions such as California, the Rocky Mountains and Western Canada. We will continue with our strategy of redeploying workover rigs in core operating basins for customers that plan to increase workover and well maintenance activity, which will enable us to generate positive margins despite the extremely competitive marketplace. In our coiled tubing service line, we continue to focus on increasing margins and enhancing profitability. As such, we have recently decided to discontinue operations in East Texas and reallocate those units to West Texas where demand for large diameter coil is strong and activity levels continue to increase. Additionally, we continue to evaluate opportunities to refurbish existing equipment and upgrade coiled tubing units with larger diameter coil strings, which has resulted in the deployment of a refurbished coil unit into the Mid-Continent where demand for units has increased due to SCOOP/STACK drilling activity. In our fluids management service line, utilization and pricing remain under pressure due to the predatory pricing tactics of certain of our competitors and increased competition from continued infrastructure build-out.
Well Support Services Outlook
As we approach the months with increased daylight hours, we expect activity levels to gradually improve. Additionally, higher overall commodity prices have encouraged certain of our largest customers to begin allocating more capital towards well workover and maintenance, which could result in higher overall utilization and enhanced revenue growth, specifically in our rig services and coiled tubing service lines. In our fluids management service line, we continue to focus on quality work with core customers and to aggressively manage costs in order to maintain profitability while the market continues to suffer from overall low pricing and stagnant utilization. We have been successful in winning work and gaining market share in many of our core basins, we believe largely due to competitor service quality issues, and we continue to experience pockets of pricing improvement in select core operating regions. Nonetheless, our fluids management service line continues to suffer from significant over capacity and increased competition from continued infrastructure build-out. In our coiled tubing service line, we continue to streamline our operations by closing unprofitable facilities and reallocating equipment in order to capture higher margin completion oriented work, and acid and nitrogen workover and maintenance work, in select operating basins. We have experienced increases in activity and pricing in select core basins, such as South Texas, West Texas and the Mid-Continent. However, until customers begin allocating significantly more capital towards workover and maintenance of existing wells, we would expect only gradual increases in both utilization and pricing within the majority of our Well Support Services segment for the remainder of 2017.
Other Services
Our Other Services segment consisted of smaller, non-core business lines that were divested during 2016 or subsequent to December 31, 2016, including the specialty chemical business, equipment manufacturing and repair business and the Company's international coiled tubing operations in the Middle East.  In line with the discontinuance of these small, ancillary service lines and divisions, beginning with the quarter ended March 31, 2017, the Company is disclosing two reportable segments and financial information for the Other Services reportable segment is only presented for the corresponding prior year period.
Our Other Services segment contributed $1.8 million of revenue for the three months ended March 31, 2016, representing approximately 0.7% of our total revenue. Adjusted EBITDA from this segment for the three months ended March 31, 2016 was $(1.7) million.
Please read Note 9 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, from net income (loss), which is the nearest comparable U.S. GAAP financial measure (in thousands) on a reportable segment basis for the three months ended March 31, 2016.
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
Historically, our utilization levels have been highly correlated to U.S. onshore spending by our customers as a group. Generally, as capital spending by our customers increases, drilling, completion and production activity also increases, resulting in increased demand for our services, and therefore more days or hours worked (as the case may be). Conversely, when drilling, completion and production activity levels decline due to lower spending by our customers, we generally provide fewer services, which results in fewer days or hours worked (as the case may be). Additionally, during periods of decreased spending by our customers, we may be required to discount our rates or provide other pricing concessions to remain competitive and support utilization, which negatively impacts our revenue and operating margins. During periods of pricing weakness for our services, we may not be able to reduce our costs accordingly, and our ability to achieve any cost reductions from our suppliers typically lags behind the decline in pricing for our services, which could further adversely affect our results. For additional information about factors impacting our business and results of operations, please see “Industry Trends and Outlook” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Management evaluates the performance of our reportable business segments primarily based on Adjusted EBITDA because management believes Adjusted EBITDA provides important information about the activity and profitability of our lines of business within each reportable business segment and aids us in analytical comparisons for purposes of, among other things, efficiently allocating our assets and resources. Our management team also monitors asset utilization, among other factors, for purposes of assessing our overall activity levels and customer demand. For our Completion Services operations, we measure our asset utilization levels primarily by the total number of days that our asset base works on a monthly basis, based on the available working days per month, which excludes scheduled maintenance days. We generally consider an asset to be working such days that it is at or in transit to a job location, regardless of the number of hours worked or whether it generated any revenue during such time. In our Well Support Services operations, we measure activity levels primarily by the number of hours our assets work on a monthly basis, based on the available working days per month. However, given the variance in revenue and profitability from job to job, depending on the type of service to be performed and the equipment, personnel and consumables required for the job, as well as competitive factors and market conditions in the region in which the services are performed, asset utilization cannot be relied on as indicative of our financial or operating performance. For additional information, please see “Our Reportable Business Segments” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
In light of the above, demand for our services tends to be extremely volatile and cyclical, as it is a direct function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States and, to a lesser extent, in Western Canada. Our customers’ willingness to undertake such activities and expenditures depends largely upon prevailing industry conditions that are influenced by numerous factors which are beyond our control, including, among other things, current and expected future levels of oil and gas prices and the perceived stability and sustainability of those prices, which, in turn, is driven primarily by the supply of, and demand for, oil and gas. Oil and gas prices, and therefore the level of drilling, completion and workover activity by our customers, historically have been extremely volatile and are expected to continue to be highly volatile.
In late 2014, oil prices began a substantial and rapid decline, and the severe weakness continued throughout 2015 and the majority of 2016. As we entered 2016, we experienced a sharp drop in activity across our customer base as operators reacted to further declines in oil prices and the deteriorating onshore drilling rig count. The consequent negative impact on the level of drilling, completion and production activity and capital expenditures by our customers adversely affected the demand for our services. Although both crude oil and natural gas prices began to increase modestly and stabilize in late 2016, commodity prices, in general, have remained significantly lower than the industry average experienced leading up to the downturn. For example, during February 2016, NYMEX crude oil prices reached their lowest levels since 2009, declining to as low as $26.21 per barrel. Crude oil prices have rebounded from the lows set in early 2016, and thus far in 2017 have remained around $50.00 per barrel. Natural gas prices declined significantly in 2009 and have remained depressed relative to pre-2009 levels.
As explained above, sustained weakness in oil and gas prices influences our customers to curtail their operations, reduce their capital expenditures, and request pricing concessions to reduce their operating costs. The demand for drilling, completion and workover services is driven by available investment capital for such activities and in a lower oil and gas price environment, demand for service and maintenance generally decreases as oil and gas producers decrease their activity and expenditures. Because the type of services that we offer can be easily “started” and “stopped,” and oil and gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we typically experience a more rapid decline in demand for our services compared with demand for other types of energy services. A prolonged low level of customer activity, such as we experienced in 2015 and through the majority of 2016, could adversely affect our financial condition and results of operations.
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

Our competitors include many large and small energy service companies, including some of the largest integrated oilfield services companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow them to compete more effectively than we can, including by reducing prices for services in our core operating areas. Our major competitors for our Completion Services include Halliburton, Schlumberger, Keane Group, RPC, Inc., FTS International, Inc. (formerly known as Frac Tech Services), Basic Energy Services, Superior Energy Services, CalFrac Well Services, a significant number of regional, predominantly private businesses, and to a smaller extent, both Weatherford International and Baker Hughes, both of which have recently announced plans to exit the hydraulic fracturing business. Our major competitors for our Well Support Services include Key Energy Services, Basic Energy Services, Superior Energy Services, Precision, Forbes and Pioneer Energy Services, as well as a significant number of predominantly private, regional businesses.
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
Please See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Industry Trends and Outlook” for additional discussion of the market challenges within our industry.
Current Market Conditions and Outlook
The challenging market conditions experienced from late 2014 through the majority of 2016 began to abate towards the latter part of 2016 as commodity prices began to stabilize and customers began re-initiating their drilling and completion programs. Moving into 2017, we have experienced increasing utilization levels in our Completion Services segment as our customers have accelerated completion activity to take advantage of higher overall commodity prices. In many cases, we have been able to increase pricing across our core Completion service lines, largely due to a lack of available service capacity in select core operating basins. In our Well Support Services segment, we have also experienced improving market conditions early in 2017, as customers began to allocate slightly more capital towards well maintenance and workover activities with the stabilization in commodity prices. This improved the financial performance of our coiled tubing and workover rig service lines in particular. However, even with the increased activity levels, the operating environment remains competitive for our Well Support Services segment, and we continue to evaluate alternatives to further rightsize our service lines with current market conditions, such as our recent decision to close our East Texas coiled tubing operations.
We are cautiously optimistic about the recent improvement in commodity prices and customer activity levels, we are taking a measured approach regarding potential operational and financial improvement in 2017. As long as macroeconomic conditions remain stable and commodity prices continue to improve, we would expect continued higher levels of activity from the majority of our customer base for the remainder of 2017, which should result in continued operational and financial improvement, especially in our Completion Services segment.
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
For additional information, please see “Liquidity and Capital Resources” and “Reportable Segments” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in addition to “Cautionary Note Regarding Forward-Looking Statements” in Part I Financial Information and “Risk Factors” in Part II, Item 1A of this Quarterly Report.

Results of Operations
As a result of our emergence from the Chapter 11 Proceeding, the first quarter 2017 financial results have been separately presented under the label "Successor" for the three months ended March 31, 2017. The results for the Predecessor on January 1, 2017 reflect solely the impact of the application of fresh start accounting on that date.
Results for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
The following table summarizes the change in our results of operations for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ Change
Completion Services:
Revenue	$200,169	$151,724	$48,445
Operating income (loss)	$11,120	$(117,448)	$128,568

Well Support Services:
Revenue	$114,025	$116,054	$(2,029)
Operating income (loss)	$(9,078)	$(339,460)	$330,382

Other Services:
Revenue	$—	$1,837	$(1,837)
Operating loss	$—	$(5,570)	$5,570

Corporate / Elimination:
Revenue	$—	$—	$—
Operating loss	$(38,450)	$(37,938)	$(512)

Combined:
Revenue	$314,194	$269,615	$44,579
Costs and expenses:
Direct costs	261,743	261,766	(23)
Selling, general and administrative expenses	62,092	62,039	53
Research and development	1,217	2,377	(1,160)
Depreciation and amortization	31,606	58,953	(27,347)
Impairment expense	—	381,694	(381,694)
(Gain) loss on disposal of assets	(6,056)	3,202	(9,258)
Operating loss	(36,408)	(500,416)	464,008
Other income (expense):
Interest expense, net	(691)	(25,468)	24,777
Other income (expense), net	1,562	3,324	(1,762)
Total other income (expense)	871	(22,144)	23,015
Income (loss) before reorganization items and income taxes	(35,537)	(522,560)	487,023
Income tax expense (benefit)	(3,236)	(94,148)	90,912
Net income (loss)	$(32,301)	$(428,412)	$396,111

Revenue
Revenue increased $44.6 million, or 16.5%, to $314.2 million for the three months ended March 31, 2017, as compared to $269.6 million for the three months ended March 31, 2016. The increase in revenue was primarily due to (i) an increase of $48.4 million in our Completion Services segment as a result of higher overall utilization of deployed equipment and improved pricing in all service lines within the majority of our core operating basins, (ii) a decrease of $2.0 million in our Well Support Services segment as a result of continued pricing pressure due to the extremely competitive marketplace and continued infrastructure build-out, and (iii) a decrease of $1.8 million in our Other Services segment as a result of the segment being divested during 2016 or subsequent to December 31, 2016.

Direct Costs
Direct costs decreased $0.1 million, to $261.7 million for the three months ended March 31, 2017, compared to $261.8 million for the three months ended March 31, 2016. The decrease in direct costs was primarily due to reduced head count and the closing of unprofitable facilities during 2016 offset by the increased revenue primarily from our Completions Services segment.
Selling, General and Administrative Expenses (“SG&A”) and Research and Development Expense (“R&D”)
SG&A increased $0.1 million, or 0.1%, to $62.1 million for the three months ended March 31, 2017, as compared to $62.0 million for the three months ended March 31, 2016. The increase in SG&A was primarily due to a $7.9 million increase in accelerated stock-based compensation expense, $3.0 million increase in bonus expense, offset by a $3.6 million reduction in acquisition related costs, $3.5 million reduction in payroll related expenses as a result of the reduced head count and $3.3 million reduction in marketing expense as a result of our efforts to reduce our overall cost structure.
We also incurred $1.2 million in R&D for the three months ended March 31, 2017, as compared to $2.4 million for the three months ended March 31, 2016. The decrease in R&D was primarily due to the divestiture of a smaller, non-core product line that reduced overall spending levels. Currently, we are limiting our investments to those key technologies that are providing our businesses with a competitive advantage by enhancing our operational capabilities and reducing our overall cost structure.
Depreciation and Amortization Expense (“D&A”)
D&A decreased $27.3 million, or 46.4%, to $31.6 million for the three months ended March 31, 2017, as compared to $59.0 million for the three months ended March 31, 2016. The decrease in D&A was primarily the result of a lower value of the asset base as a result of the estimated fresh start adjustments to the Company's property, plant and equipment (PP&E) and other intangible assets.
Impairment Expense

Due to the severe downturn in the oil and gas industry, and the resulting sustained weakness in demand for our services, we determined that it was necessary to test goodwill for impairment and to test property, plant and equipment ("PP&E") and other intangible assets for recoverability throughout 2016.

Impairment expense for the three months ended March 31, 2016 was $381.7 million and consisted of $314.8 million of goodwill impairment related to impairment of all remaining goodwill associated with our Well Support Services segment, along with $51.1 million related to other intangible assets and $15.8 million related to PP&E within each of our Completion Services segment and Well Support Services segment and Other Services Segment.
Interest Expense
Interest expense was $0.7 million for the three months ended March 31, 2017, which decreased $24.8 million from $25.5 million for the corresponding prior year period. The decrease is primarily due to the settlement of all outstanding borrowings of the Predecessor in accordance with the Restructuring Plan.
Income Taxes
We recorded a tax benefit of $3.2 million for the three months ended March 31, 2017, at an effective rate of 9.1%, compared to a tax benefit of $94.1 million for the comparable prior year period, at an effective rate of 18.0%. For the three months ended March 31, 2017, before the effect of unrecognized tax positions, we recorded income taxes at an estimated effective tax rate of approximately zero.  The decrease in the effective tax rate, and the resulting effective tax rate below the expected statutory rate, was primarily due to the existence of our valuation allowance applied against certain deferred tax assets, including net operating loss carryforwards.
Liquidity and Capital Resources

Sources of Liquidity and Capital Resources
Our primary uses of cash are for operating costs and expenditures and capital expenditures. The oilfield services business is capital-intensive, requiring significant investment to maintain, upgrade and purchase equipment to meet our customers’ needs and industry demand. Our capital requirements consist primarily of:

•
growth capital expenditures, which are capital expenditures made to acquire additional equipment and other assets, increase our service lines, or advance other strategic initiatives for the purpose of growing our business; and

•	capital expenditures related to our existing equipment, such as refurbishment and other activities to extend the useful life of partially or fully depreciated assets.

In addition, in prior periods, a significant amount of our cash flow was used to service our significant indebtedness as a result of the Nabors Merger. However, as a result of the Chapter 11 Proceeding, substantially all of our debt was discharged and we expect that interest expense will be a smaller component of our expenses in the near term.

Capital expenditures totaled $11.6 million during the first quarter of 2017, primarily pertaining to our deployed equipment and the refurbishment of existing stacked equipment in preparation for redeployment. We currently expect 2017 capital expenditures to total between $170.0 million and $180.0 million, compared to $57.9 million in 2016.  In response to persistently challenging industry conditions, we significantly scaled back our 2016 capital expenditure plan, limiting it to the maintenance of our active, deployed equipment.  Based on current customer demand, and assuming current market conditions remain stable, we currently expect that the majority of our 2017 capital expenditures will include the refurbishment and related reactivation costs of existing stacked equipment in preparation for redeployment, as well as growth capital expenditures for the purchase of new equipment across our core service lines in line with market demand.

With the growing North American drilling rig count, relatively stable commodity prices, and increasing shortages of available completion services equipment, we are particularly focused on redeploying our stacked frac fleets.  We have also ordered a new-build frac fleet that we expect to deploy in the third quarter of 2017.  The recent industry cycle has provided an opportunity to upgrade our equipment concurrent with our reactivation efforts and achieve standardization across our frac fleet, which, among other benefits, is expected to increase the operating life of the equipment and lower the overall cost of ownership. During the first quarter of 2017, we deployed a refurbished fleet of 40,000 HHP, and we currently plan to deploy an additional refurbished fleet of 40,000 HHP in the second quarter of 2017, at an average cost of $4 million per fleet.  We currently plan to deploy the remainder of our 120,000 warm stacked HHP and 230,000 cold stacked HHP over the course of 2017 and 2018. However, we currently believe the cost of refurbishing our additional warm stacked HHP will increase, on average, to approximately $6 million to $7 million per fleet, and the cost of refurbishing our additional cold stacked fleets will be approximately $10 million to $12 million per fleet.  However, some of the older cold stacked fleets could require increased additional costs of $2 million to $3 million per fleet, primarily due to the need to rebuild most of the major components.  Additionally, with respect to some of the older cold stacked fleets, in addition to the refurbishment costs, we expect to incur additional costs for ancillary equipment necessary for redeployment.

Our primary sources of liquidity have historically included cash flows from operations and borrowings under debt facilities.  Future cash flows are subject to a number of variables, and are highly dependent on the drilling, completion and production activity by our customers, which in turn is highly dependent on oil and gas prices. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Industry Trends and Outlook” for additional discussion of the market challenges within our industry.

During 2016, we initially relied on cash from operations and our Credit Agreement, dated March 24, 2015 (as amended and otherwise modified, the “Original Credit Agreement”) for liquidity. However, prior to commencement of the Chapter 11 Proceeding in May 2016, we breached a financial covenant under our Original Credit Agreement and were prohibited from making any further borrowings under such facility. As a result, after that date, our principal source of liquidity was limited to cash on hand. As part of the Chapter 11 Proceeding, on July 29, 2016, we entered into a superpriority secured debtor-in-possession credit agreement, among our Predecessor and certain of its subsidiaries, certain lenders party to the

Restructuring Support and Lock-Up Agreement dated July 8, 2016 (the “DIP Lenders”) and Cortland Capital Market Services LLC, as Administrative Agent (“the DIP Credit Agreement”), in an aggregate principal amount of up to $100 million (the “DIP Facility”), that was intended to provide the Company with sufficient liquidity to fund the administration of the Chapter 11 Proceeding. On the Plan Effective Date, we repaid all amounts outstanding under the DIP Facility with the proceeds from the Rights Offering and the DIP Facility was canceled and discharged.

On January 6, 2017, we entered into a revolving credit and security agreement (the “New Credit Facility”) with PNC Bank, National Association, as administrative agent (the “Agent”). We subsequently amended and restated the New Credit Facility in full pursuant to an amended and restated revolving credit and security agreement (the “Amended Credit Facility”) dated May 4, 2017, with the Agent and the lenders party thereto. We currently have $152.3 million of available borrowing capacity under our Amended Credit Facility after taking into consideration our current outstanding letters of credit of approximately $20.6 million. For additional information about the Amended Credit Facility, please see “Description of our Indebtedness- Description of our Amended Credit Facility” below. For additional information about the Chapter 11 Proceeding and emergence, please see “Introductory Note and Corporate Overview” in Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations”of this Quarterly Report, Note 2 – Chapter 11 Proceeding and Emergence and Note 5 – Debt in Part I, Item 1 “Financial Statements” of this Quarterly Report.

On April 12, 2017, we consummated an underwritten public offering of an aggregate 8,050,000 shares of our common stock at public offering price of $32.50 per share, of which 7,050,000 shares were offered by us and 1,000,000 shares were offered by the selling stockholder. We received approximately $216.2 million in net proceeds after deducting underwriting discounts and commissions and other estimated expenses of the offering payable by us. We intend to use the net proceeds to us from the offering for general corporate purposes, including to fund our 2017 capital expenditure and growth initiatives. We did not receive any of the proceeds from the sale of shares of common stock by the selling stockholder.

Based on our existing operating performance, we currently believe that our cash flows from operations and existing capital will be sufficient to meet our operational and capital expenditure requirements over the next twelve months.

Financial Condition and Cash Flows
The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash provided by (used in):
Operating activities	$(77,902)	$(29,571)
Investing activities	16,615	(6,658)
Financing activities	(3,979)	156,633
Effect of exchange rate on cash	(858)	(2,769)
Change in cash and cash equivalents	$(66,124)	$117,635
Cash Provided by Operating Activities

Net cash from operating activities decreased $48.3 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in operating cash flow was primarily due to the temporary increase in days sales outstanding as a result of our migration to our new SAP enterprise resource planning system during the first quarter of 2017, partially offset by (i) the decrease in net loss during the three months ended March 31, 2017, after excluding the effects of changes in noncash items and (ii) positive changes in operating assets and liabilities, excluding accounts receivable.

Cash Used in Investing Activities

Net cash provided by investing activities increased $23.3 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was primarily due to (i) the divestiture of our non-core business lines previously reported under our Other reportable segment and (ii) lower levels of capital expenditure, partially offset by lower levels of proceeds from the disposal of property, plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities decreased $160.6 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease is primarily related to proceeds received from the revolver under our Credit Agreement in the corresponding prior year period to fund our operations, partially offset by repayments in the corresponding prior year period on the revolver and term loans under our Credit Agreement.

Description of our Indebtedness
Description of the Amended Credit Facility

The Successor and certain of its subsidiaries (the “Borrowers”) entered into the New Credit Facility on the Plan Effective Date, and on May 4, 2017 entered into the Amended Credit Facility.

The Amended Credit Facility allows the Borrowers to incur revolving loans in an aggregate amount up to the lesser of (a) $200 million or (b) a borrowing base, which borrowing base is based upon the value of the Borrowers’ accounts receivable and inventory, subject to eligibility criteria and customary reserves which may be modified in the Agent’s permitted discretion.

The Amended Credit Facility also provides for the issuance of letters of credit, which would further reduce borrowing capacity thereunder. The maturity date of the Amended Credit Facility is May 4, 2022.

If at any time the amount of loans and other extensions of credit outstanding under the Amended Credit Facility exceed the borrowing base, the Borrowers may be required, among other things, to prepay outstanding loans immediately.

The Borrowers’ obligations under the Amended Credit Facility are secured by liens on a substantial portion of the Borrowers’ personal property, subject to certain exclusions and limitations. Upon the occurrence of certain events, additional collateral, including a portion of the Borrowers’ real properties, may also be required to be pledged. Each of the Borrowers is jointly and severally liable for the obligations of the other Borrowers under the Amended Credit Facility.

At the Borrowers’ election, interest on borrowings under the Amended Credit Facility will be determined by reference to either LIBOR plus an applicable margin of 2.0% or an “alternate base rate” plus an applicable margin of 1.0%. Beginning after the fiscal month ending on or about September 30, 2017, these margins will be subject to a monthly step-up of 0.25% in the event that average excess availability under the Amended Credit Facility is less than 37.5% of the total commitment, and a monthly step-down of 0.25% in the event that average excess availability under the Amended Credit Facility equal to or greater than 62.5% of the total commitment. Interest will be payable quarterly for loans bearing interest based on the alternative base rate and on the last day of the interest period applicable to LIBOR-based loans. The Borrowers will also be required to pay a fee on the unused portion of the Amended Credit Facility equal to (i) 0.75% in the event that utilization is less than 25.0% of the total commitment, (ii) 0.50% in the event that utilization is equal to or greater than 25% of the total commitment but less than 50% of the total commitment and (iii) 0.375% in the event that utilization is equal to or greater than 50% of the total commitment.

The Amended Credit Facility contains covenants that limit the Borrowers’ and their subsidiaries’ ability to incur additional indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, make capital expenditures or engage in certain asset dispositions including a sale of all or substantially all of the Company’s assets.

The Amended Credit Facility also contains a financial covenant which requires the Company to maintain a monthly minimum fixed charge coverage ratio of 1.0:1.0 if, as of any month-end, liquidity is less than $40 million.
The fixed charge coverage ratio is generally defined in the Amended Credit Facility as the ratio of (i) EBITDA minus certain capital expenditures and cash taxes paid to (ii) the sum of cash interest expenses, scheduled principal payments on borrowed money and certain distributions.
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

The DIP Facility was scheduled to mature on March 31, 2017.

Amounts outstanding under the DIP Facility bore interest based on, at the option of the borrower, LIBOR or an alternative base rate, plus an applicable margin equal to 9.0% in the case of LIBOR loans and 8.0% in the case of base rate loans. The alternative base rate was equal to the highest of (i) the published ‘prime rate’, (ii) the Federal Funds Effective Rate (as defined in the DIP Credit Agreement) plus 0.5% and (iii) LIBOR plus 1.0%.

The DIP Facility also required that the Company pay various fees to the DIP Lenders, including a commitment fee equal to 5.0% of the unused commitments thereunder.

In accordance with the Restructuring Plan, on the Plan Effective Date, we repaid all amounts outstanding under the DIP Facility with the proceeds from the Rights Offering and the DIP Facility was canceled and discharged.

Other Matters
Contractual Obligations
Other than as disclosed in Note 5 - Debt in Part I, Item 1 “Financial Statements” of this Quarterly Report, our contractual obligations at March 31, 2017 did not change materially from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  Specifically, in accordance with the Restructuring Plan, on the Plan Effective Date, the Company repaid all amounts outstanding under the DIP Facility with the proceeds from the Rights Offering and the DIP Facility was canceled and discharged.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of Regulation S-K, as of March 31, 2017.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2017, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Annual Report.
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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Controls over Financial Reporting.
No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

U.S. Department of Justice Criminal Investigation into Pre-Merger Incident

There is a pending criminal investigation led by the United States Attorney’s Office for the District of North Dakota in connection with a fatality that occurred at a C&P Business facility in Williston, North Dakota on October 3, 2014 prior to the Predecessor’s acquisition of the C&P Business in the Nabors Merger.  We are cooperating fully with the investigation, and expect to continue to do so.   At this time, the Company cannot predict the outcome of the investigation.

Shareholder Litigation
In July 2014, following the announcement that Old C&J, Nabors, and the Predecessor had entered into the Merger Agreement, a putative class action lawsuit was filed by a purported shareholder of Old C&J challenging the Merger. The lawsuit is styled City of Miami General Employees’ and Sanitation Employees’ Retirement Trust, et al. (“Plaintiff”) v. Comstock, et al.; C.A. No. 9980-CB, in the Court of Chancery of the State of Delaware, filed on July 30, 2014 (the “Shareholder Litigation”). Plaintiff generally alleged that the board of directors for Old C&J breached fiduciary duties of loyalty, due care, good faith, candor and independence by allegedly approving the Merger Agreement at an unfair price and through an unfair process. Plaintiff alleged that the Old C&J board directors, or certain of them (i) failed to fully inform themselves of the market value of Old C&J, maximize its value and obtain the best price reasonably available for Old C&J, (ii) acted in bad faith and for improper motives, (iii) erected barriers to discourage other strategic alternatives and (iv) put their personal interests ahead of the interests of Old C&J shareholders. The Shareholder Litigation further alleged that Old C&J, Nabors and the Predecessor aided and abetted the alleged breaches of fiduciary duties by the Old C&J board of directors.
On October 29, 2015, Plaintiff filed an amended complaint naming additional defendants and generally alleging, in addition to the allegations described above, that (i) the special committee of the Old C&J board of directors and its advisors improperly conducted a court-ordered solicitation process that the Delaware Supreme Court vacated and (ii) the proxy statement filed in connection with the Merger contains alleged misrepresentations and omits allegedly material information concerning the Merger and court-ordered solicitation process. The Shareholder Litigation asserted, in addition to the claims described above, claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the special committee of the Old C&J board of directors, its financial advisor Morgan Stanley, and certain employees of Old C&J. Following the death of Josh Comstock, our founder and former Chief Executive Officer and Chairman of the Board of Directors, Plaintiff substituted the executor of Mr. Comstock’s estate in place of Mr. Comstock as a defendant in the Shareholder Litigation.
The defendants in the Shareholder Litigation filed motions to dismiss the amended complaint. On August 24, 2016, the Court of Chancery granted defendants’ motions and dismissed the Shareholder Litigation in its entirety with prejudice. On September 22, 2016, Plaintiffs filed a Notice of Appeal to the Delaware Supreme Court, appealing the dismissal of the Shareholder Litigation. On March 23, 2017, the Delaware Supreme Court affirmed the dismissal with prejudice of the Shareholder Litigation.
On April 6, 2017, Plaintiff filed a motion in the Court of Chancery seeking an award of fees and costs on the basis that Plaintiff allegedly conferred a benefit on Old C&J stockholders (the “Fee Motion”). The parties have not yet briefed or scheduled a hearing on the Fee Motion.
We cannot predict the outcome of the Fee Motion or any lawsuit that might be filed, nor can we predict the amount of time and expense that will be required to resolve the Fee Motion. We believe the Fee Motion is without merit and we intend to defend against it vigorously.
ITEM 1A. RISK FACTORS
The concentration of our capital stock ownership among our largest stockholders and their affiliates will limit your ability to influence corporate matters.

Certain stockholders and their affiliates which were known to us as of February 24, 2017 to beneficially own more than 5% of our common stock beneficially owned approximately 45% of our outstanding common stock following the consummation of our underwritten public offering on April 12, 2017. Consequently, these holders (each of whom we refer to as a “principal stockholder”) may have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership and the rights of our principal stockholders will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.
Furthermore, conflicts of interest could arise in the future between us, on the one hand, and our principal stockholders and their respective affiliates, including portfolio companies, on the other hand, concerning among other things, potential competitive business activities or business opportunities. Several of our principal stockholders are private equity firms or investment funds in the business of making investments in entities in a variety of industries. As a result, our principal stockholders’ existing and future portfolio companies may compete with us for investment or business opportunities. These conflicts of interest may not be resolved in our favor.
Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.
Certain of our directors, who are responsible for managing the direction of our operations and acquisition activities, hold positions of responsibility with other entities. The existing positions held by these directors may give rise to fiduciary or other duties that are in conflict with the duties they owe to us. These directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor.
In addition to the information set forth in this Quarterly Report, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” in Part I, Item 1 “Financial Information,” you should carefully consider the information set forth in Item 1A “Risk Factors” in our 2016 Annual Report, which is incorporated by reference herein, for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes share repurchase activity for the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under Such Program
January 1 - January 31	—	$—	—	—
February 1 - February 28	(107,304)	$35.16	—	—
March 1 - March 31	—	$—	—	—

(a)
Represents shares that were withheld by the Company to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares. The value of such shares is based on the closing price of our common shares on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Please see “Introductory Note and Corporate Overview” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2 - Chapter 11 Proceeding and Emergence and Note 3 - Debt in Part I, Item 1 “Financial Statements,” which information is incorporated in this Part II, Item 3 by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description of Exhibit.

2.1
Second Amended Joint Plan of Reorganization (as modified) of CJ Holding Company, et al., Pursuant to Chapter 11 of the Bankruptcy Code, dated December 15, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2017(File No. 000-55404)).

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

4.4
Amendment No. 1 to Stockholders Agreement, dated as of February 27, 2017, by and among C&J Energy Services, Inc. and the parties thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed on March 2, 2017 (File No. 000-55404)).

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

10.1
Credit Agreement, dated as of January 6, 2017, by and among C&J Energy Services, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K12G3 filed on January 6, 2017 (File No. 000-55404)).

*10.2
Amended and Restated Revolving Credit and Security Agreement, dated as of May 4, 2017, by and among C&J Energy Services, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent.

10.3+	C&J Energy Services, Inc. 2017 Management Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2017(File No. 000-55404)).
10.4+
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

10.9+
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

C&J Energy Services, Inc.

Date:	May 10, 2017	By:	/s/ Donald J. Gawick
Donald J. Gawick
Chief Executive Officer, President and Director
(Principal Executive Officer)

		By:	/s/ Mark C. Cashiola
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

4.4
Amendment No. 1 to Stockholders Agreement, dated as of February 27, 2017, by and among C&J Energy Services, Inc. and the parties thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed on March 2, 2017 (File No. 000-55404)).

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

10.1
Credit Agreement, dated as of January 6, 2017, by and among C&J Energy Services, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K12G3 filed on January 6, 2017 (File No. 000-55404)).

*10.2
Amended and Restated Revolving Credit and Security Agreement, dated as of May 4, 2017, by and among C&J Energy Services, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent.

10.3+	C&J Energy Services, Inc. 2017 Management Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2017(File No. 000-55404)).
10.4+
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

10.9+
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