Form 10-Q
period 2017-09-30
C&J Energy Services, Inc.
filed 2017-11-09
CIK 1615817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at November 8, 2017, was 63,242,600.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2017 (Successor) and December 31, 2016 (Predecessor)	1

	Consolidated Statements of Operations for the three months ended September 30, 2017 (Successor) and for the three months ended September 30, 2016 (Predecessor)	2

	Consolidated Statements of Operations for the nine months ended September 30, 2017 (Successor), on January 1, 2017 (Predecessor) and for the nine months ended September 30, 2016 (Predecessor)	3

	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 (Successor), on January 1, 2017 (Predecessor) and for the three and nine months ended September 30, 2016 (Predecessor)	4

	Consolidated Statements of Changes in Stockholders' Equity for the year ended December 31, 2016 (Predecessor), on January 1, 2017 (Predecessor) and for the nine months ended September 30, 2017 (Successor)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 (Successor), on January 1, 2017 (Predecessor) and for the nine months ended September 30, 2016 (Predecessor)	6

	Notes to Consolidated Financial Statements	7

	Cautionary Note Regarding Forward-Looking Statements	38

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

	Reportable Segments	43

	Operating Overview	47

	Results of Operations	50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60

Item 4.	Controls and Procedures	60

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3.	Defaults Upon Senior Securities	62

Item 4.	Mine Safety Disclosures	62

Item 5.	Other Information	62

Item 6.	Exhibits	64

	Signatures	65

-i-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Successor	Predecessor
	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$213,124	$64,583
Accounts receivable, net of allowance of $3,491 at September 30, 2017 and $2,951 at December 31, 2016	342,023	137,084
Inventories, net	70,727	54,471
Prepaid and other current assets	33,519	37,611
Deferred tax assets	—	6,020
Total current assets	659,393	299,769
Property, plant and equipment, net of accumulated depreciation of $97,332 at September 30, 2017 and $683,189 at December 31, 2016	633,041	950,811
Other assets:
Intangible assets, net	53,675	76,057
Deferred financing costs	3,557	—
Other noncurrent assets	33,338	35,045
Total assets	$1,383,004	$1,361,682
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$128,026	$74,382
Payroll and related costs	43,600	17,991
Accrued expenses	58,221	60,363
DIP Facility	—	25,000
Other current liabilities	853	2,980
Total current liabilities	230,700	180,716
Deferred tax liabilities	4,799	15,613
Other long-term liabilities	23,151	18,577
Total liabilities not subject to compromise	258,650	214,906
Liabilities subject to compromise	—	1,445,346
Commitments and contingencies
Stockholders' equity:
Predecessor common shares, par value of $0.01, 750,000,000 shares authorized, 119,529,942 issued and outstanding at December 31, 2016	—	1,195
Predecessor additional paid-in capital	—	1,009,426
Predecessor accumulated other comprehensive loss	—	(2,600)
Successor common stock, par value of $0.01, 1,000,000,000 shares authorized, 63,255,162 issued and outstanding at September 30, 2017	633	—
Successor additional paid-in capital	1,159,418	—
Successor accumulated other comprehensive loss	(1,158)	—
Retained deficit	(34,539)	(1,306,591)
Total stockholders' equity (deficit)	1,124,354	(298,570)
Total liabilities and stockholders’ equity (deficit)	$1,383,004	$1,361,682
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Revenue	$442,652	$232,537
Costs and expenses:
Direct costs	339,980	216,841
Selling, general and administrative expenses	59,639	48,825
Research and development	1,674	1,797
Depreciation and amortization	36,271	51,321
Gain (loss) on disposal of assets	(1,324)	(694)
Operating income (loss)	6,412	(85,553)
Other income (expense):
Interest expense, net	(171)	(8,158)
Other income (expense), net	1,116	7,075
Total other income (expense)	945	(1,083)

Income (loss) before reorganization items and income taxes	7,357	(86,636)
Reorganization items	—	40,877
Income tax benefit	(3,127)	(21,123)

Net income (loss)	$10,484	$(106,390)
Net income (loss) per common share:
Basic	$0.17	$(0.90)
Diluted	$0.17	$(0.90)
Weighted average common shares outstanding:
Basic	62,697	118,626
Diluted	62,704	118,626

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30, 2017	On January 1, 2017	Nine Months Ended September 30, 2016
Revenue	$1,146,989	$—	$727,320
Costs and expenses:
Direct costs	912,197	—	708,377
Selling, general and administrative expenses	182,896	—	182,205
Research and development	4,944	—	5,959
Depreciation and amortization	100,709	—	164,557
Impairment expense	—	—	430,406
(Gain) loss on disposal of assets	(10,517)	—	4,220
Operating loss	(43,240)	—	(768,404)
Other income (expense):
Interest expense, net	(1,276)	—	(155,559)
Other income (expense), net	1,221	—	12,397
Total other income (expense)	(55)	—	(143,162)

Loss before reorganization items and income taxes	(43,295)	—	(911,566)
Reorganization items	—	(293,969)	40,877
Income tax benefit	(8,756)	(4,613)	(126,522)

Net income (loss)	$(34,539)	$298,582	$(825,921)
Net income (loss) per common share:
Basic	$(0.57)	$2.52	$(6.99)
Diluted	$(0.57)	$2.52	$(6.99)
Weighted average common shares outstanding:
Basic	60,188	118,633	118,196
Diluted	60,188	118,633	118,196

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net income (loss)	$10,484	$(106,390)

Other comprehensive income (loss):
Foreign currency translation loss, net of tax	(854)	(288)
Comprehensive income (loss)	$9,630	$(106,678)

	Successor	Predecessor
	Nine Months Ended September 30, 2017	On January 1, 2017	Nine Months Ended September 30, 2016
Net income (loss)	$(34,539)	$298,582	$(825,921)

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(1,158)	—	1,735
Comprehensive income (loss)	$(35,697)	$298,582	$(824,186)

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings (Deficit)	Total
	Number of Shares	Amount, at $0.01 par value
Balance, December 31, 2015 (Predecessor)	120,420	$1,204	$997,766	$(4,025)	$(362,302)	$632,643
Forfeitures of restricted shares	(576)	(6)	6	—	—	—
Employee tax withholding on restricted shares vesting	(314)	(3)	(494)	—	—	(497)
Tax effect of share-based compensation	—	—	(5,592)	—	—	(5,592)
Share-based compensation	—	—	17,740	—	—	17,740
Net loss	—	—	—	—	(944,289)	(944,289)
Foreign currency translation gain, net of tax	—	—	—	1,425	—	1,425
Balance, December 31, 2016 (Predecessor)	119,530	1,195	1,009,426	(2,600)	(1,306,591)	(298,570)
Cancellation of Predecessor equity	(119,530)	(1,195)	(1,009,426)	2,600	1,306,591	298,570

Issuance of New Equity and New Warrants	40,000	400	725,464	—	—	725,864
Rights Offering	15,464	155	199,845	—	—	200,000
Balance, January 1, 2017 (Successor) *	55,464	555	925,309	—	—	925,864
Public offering of common stock, net of offering costs	7,050	71	215,849	—	—	215,920
Issuance of restricted stock, net of forfeitures	846	8	(8)	—	—	—
Exercise of warrants	2	—	—	—	—	—
Employee tax withholding on restricted stock vesting	(107)	(1)	(3,841)	—	—	(3,842)
Share-based compensation	—	—	22,109	—	—	22,109
Net loss	—	—	—	—	(34,539)	(34,539)
Foreign currency translation loss, net of tax	—	—	—	(1,158)	—	(1,158)
Balance, September 30, 2017 (Successor) *	63,255	$633	$1,159,418	$(1,158)	$(34,539)	$1,124,354

*	Unaudited
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30, 2017	On January 1, 2017	Nine Months Ended September 30, 2016
Cash flows from operating activities:
Net income (loss)	$(34,539)	$298,582	$(825,921)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	100,709	—	164,557
Impairment expense	—	—	430,406
Inventory write-down	—	—	13,399
Deferred income taxes	—	(4,613)	(126,522)
Provision for doubtful accounts	3,648	—	1,021
(Gain) loss on disposal of assets	(10,517)	—	4,220
Share-based compensation expense	22,109	—	15,523
Amortization of deferred financing costs	430	—	49,318
Accretion of original issue discount	—	—	52,913
Reorganization items, net	—	(315,626)	37,582
Changes in operating assets and liabilities:
Accounts receivable	(207,907)	—	125,911
Inventory	(20,441)	—	7,624
Prepaid and other current assets	11,222	—	19,640
Accounts payable	45,018	—	(91,481)
Payroll and related costs and accrued expenses	24,629	(1,436)	43,780
Liabilities subject to compromise	—	(33,000)	—
Other	4,805	—	(4,714)
Net cash used in operating activities	(60,834)	(56,093)	(82,744)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(151,445)	—	(44,606)
Proceeds from disposal of property, plant and equipment and non-core service lines	36,741	—	30,775
Other payments related to non-core service lines	—		(1,827)
Net cash used in investing activities	(114,704)	—	(15,658)
Cash flows from financing activities:
Proceeds from revolving debt	—	—	174,000
Payments on revolving debt and term loans	—	—	(13,250)
Proceeds from DIP Facility	—	—	24,500
Payments on DIP Facility	—	(25,000)	—
Payments of capital lease obligations	—	—	(2,171)
Financing costs	(1,739)	(2,248)	(1,009)
Proceeds from issuance of common stock, net of offering costs	215,920	200,000	—
Employee tax withholding on restricted stock vesting	(3,842)	—	(409)
Excess tax expense from share-based compensation	—	—	(5,592)
Net cash provided by financing activities	210,339	172,752	176,069
Effect of exchange rate changes on cash	(2,919)	—	(2,156)
Net increase in cash and cash equivalents	31,882	116,659	75,511
Cash and cash equivalents, beginning of period	181,242	64,583	25,900
Cash and cash equivalents, end of period	$213,124	$181,242	$101,411

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
Due to the severe industry downturn, on July 20, 2016 (the "Petition Date"), certain of the Predecessor Companies filed voluntary petitions for reorganization seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in the Southern District of Texas, Houston Division. Certain of the Predecessor Companies also commenced ancillary proceedings in Canada and a provisional liquidation proceeding in Bermuda (collectively, the "Chapter 11 Proceeding"). Throughout the Chapter 11 Proceeding, the Predecessor and certain of its direct and indirect subsidiaries (collectively, the "Debtors") continued operations and management of their assets in the ordinary course as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the United States Bankruptcy Code and orders of the Bankruptcy Court.
On January 6, 2017 (the "Plan Effective Date"), the Debtors substantially consummated their plan of reorganization (the "Restructuring Plan") and emerged from the Chapter 11 Proceeding. As part of the transactions undertaken pursuant to the Restructuring Plan, as of the Plan Effective Date, the Successor was formed, the Predecessor’s equity was canceled, the Predecessor transferred all of its assets and operations to the Successor and the Predecessor was subsequently dissolved. As a result, the Successor became the successor issuer to the Predecessor. See Note 2 - Chapter 11 Proceeding and Emergence for additional information, including definitions of capitalized defined terms, about the Chapter 11 Proceeding and emergence from the Chapter 11 Proceeding.
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
These consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
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
Cash and Cash Equivalents. For purposes of the consolidated statement of cash flows, cash is defined as cash on-hand, demand deposits, and short-term investments with initial maturities of three months or less. The Company maintains its cash and cash equivalents in various financial institutions, which at times may exceed federally insured amounts. Management believes that this risk is not significant. Cash balances related to the Company's captive insurance subsidiaries, which totaled $12.8 million and $16.1 million at September 30, 2017 and December 31, 2016, respectively, are included in cash and cash equivalents in the consolidated balance sheets, and the Company expects to use these cash balances to fund the operations of the captive insurance subsidiaries.

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

Inventories. Inventories are carried at the lower of cost or net realizable value. Inventories for the Completion Services segment consist of finished goods, including equipment components, chemicals, proppants, supplies and materials for the segment’s operations. Inventories for the Other Services segment consisted of raw materials, work-in-process and finished goods, including equipment components, supplies and materials.
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
During January 2017, the Company implemented a new computer system that provides financial reporting, inventory management and fixed asset management capabilities (the "new ERP system") to enhance functionality and to support the Company's existing and future operations. The new ERP system utilizes the weighted average cost flow method for determining inventory cost ("Weighted Average"), which replaced the first-in, first-out basis ("FIFO") method utilized by the Predecessor's legacy system. The Weighted Average and FIFO methods are both allowable under U.S. GAAP. As of the Fresh Start Reporting Date, the Company began utilizing the Weighted Average method for determining inventory cost. Inventory cost for the prior periods presented are still reflective of the FIFO method.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inventories consisted of the following (in thousands):

	Successor	Predecessor
	September 30, 2017	December 31, 2016
Raw materials	$7,022	$16,367
Work-in-process	873	5,022
Finished goods	65,200	38,091
Total inventory	73,095	59,480
Inventory reserve	(2,368)	(5,009)
Inventory, net	$70,727	$54,471

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
The Company concluded that the sharp fall in commodity prices during the second half of 2014 constituted a triggering event that resulted in a significant slowdown in activity across the Company’s customer base, which in turn increased competition and put pressure on pricing for its services throughout 2015 and 2016. Although uncertainty as to the severity and extent of this downturn still exists, activity and pricing levels may decline again in future periods. As a result of the triggering event during the fourth quarter of 2014, PP&E recoverability testing was performed throughout 2015 and 2016 on the asset groups in each of the Company’s service lines. For the first nine months of 2016, the recoverability testing for the cementing, coiled tubing, directional drilling, artificial lift applications and international coiled tubing asset groups yielded an estimated undiscounted net cash flow that was less than the carrying amount of the related assets. The estimated fair value for each respective asset group was compared to its carrying value, and impairment expense of $61.1 million was recognized for the nine months ended September 30, 2016 and allocated across each respective asset group's major classification. The impairment charge was primarily related to underutilized equipment in the Completion Services and Other Services segments.  The fair value of these assets was based on the projected present value of future cash flows that these assets are expected to generate. Should industry conditions worsen, additional impairment charges may be required in future periods. No impairment expense was recorded for the nine months ended September 30, 2017.
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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Completion Services Segment
Fracturing Services Revenue. Through its fracturing service line, the Company provides fracturing services on a spot market basis or pursuant to contractual arrangements, such as term contracts and pricing agreements. Under either scenario, revenue is recognized and customers are invoiced upon the completion of each job, which can consist of one or more fracturing stages. Once a job has been completed to the customer’s satisfaction, a field ticket is written that includes charges for the services performed and the consumables (such as fluids and proppants) used during the course of service. The field ticket may also include charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job, and other miscellaneous consumables.
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
Casedhole Wireline & Pumping Services Revenue. Through its Casedhole Wireline & Pumping Services business, the Company provides cased-hole wireline, pumping, wireline logging, perforating, well site make-up and pressure testing and other complementary services, on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. The Company typically charges the customer for these services on a per job basis at agreed-upon spot market rates. Revenue is recognized based on a field ticket issued upon the completion of the job.
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
With respect to its coiled tubing services, the Company provides a range of coiled tubing services primarily used for frac plug drill-out during completion operations and for well workover and maintenance, primarily on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the services performed and the consumables (such as stimulation fluids, nitrogen and coiled tubing materials) used during the course of service. The field ticket may also include charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job, and other miscellaneous consumables. The Company typically charges the customer for the services performed and resources provided on an hourly basis at agreed-upon spot market rates or pursuant to contractual arrangements such as term contracts and pricing agreements.
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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Share-Based Compensation. The Company’s share-based compensation plan provides the ability to grant equity awards to the Company’s employees, consultants and non-employee directors. As of September 30, 2017, only nonqualified stock options and restricted stock had been granted under such plan. The Company values option grants based on the grant date fair value by using the Black-Scholes option-pricing model and values restricted stock grants based on the closing price of C&J’s common stock on the grant date. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for the entire award. Further information regarding the Company’s share-based compensation arrangements and the related accounting treatment can be found in Note 6 - Share-Based Compensation.
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
The Company has federal, state and international net operating losses ("NOLs") carried forward from prior years that will expire in the years 2021 through 2036. After considering the scheduled reversal of deferred tax liabilities, projected

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

future taxable income, the potential limitation on use of NOLs under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and tax planning strategies, the Company established a valuation allowance due to the uncertainty regarding the ultimate realization of the deferred tax assets associated with its NOL carryforwards.
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
The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50.0% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized uncertain tax positions are reversed in the first period in which it is more-likely-than-not that the tax position would be sustained upon examination. Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. For the nine months ended September 30, 2017, the Company recorded an income tax benefit of $6.5 million related to a decrease in the estimate of the reserve for unrecognized tax benefits relating to uncertain tax positions. The decrease resulted from the effect of changes in the application of relevant withholding tax provisions under applicable local country treaties related to certain of the Company's foreign subsidiaries. As of September 30, 2017, the Company has no uncertain tax positions.
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

The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations for the applicable periods:

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
	(In thousands, except per share amounts)	(In thousands, except per share amounts)
Numerator:
Net income (loss) attributed to common stockholders	$10,484	$(106,390)
Denominator:
Weighted average common shares outstanding	62,697	118,626
Effect of potentially dilutive common shares:
Stock options	—	—
Restricted shares	7	—
Weighted average common shares outstanding and assumed conversions	62,704	118,626
Income (loss) per common share:
Basic	$0.17	$(0.90)
Diluted	$0.17	$(0.90)

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30, 2017	On January 1, 2017	Nine Months Ended September 30, 2016
	(In thousands, except per share amounts)	(In thousands, except per share amounts)
Numerator:
Net income (loss) attributed to common stockholders	$(34,539)	$298,582	$(825,921)
Denominator:
Weighted average common shares outstanding	60,188	118,633	118,196
Effect of potentially dilutive common shares:
Stock options	—	—	—
Restricted shares	—	—	—
Weighted average common shares outstanding and assumed conversions	60,188	118,633	118,196
Income (loss) per common share:
Basic	$(0.57)	$2.52	$(6.99)
Diluted	$(0.57)	$2.52	$(6.99)
A summary of securities excluded from the computation of basic and diluted earnings (loss) per share is presented below for the applicable periods:

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
	(In thousands)	(In thousands)
Basic earnings (loss) per share:
Restricted shares	563	970
Diluted earnings (loss) per share:
Anti-dilutive stock options	256	5,016
Anti-dilutive restricted shares	546	970
Potentially dilutive securities excluded as anti-dilutive	802	5,986

	Successor	Predecessor
	Nine Months Ended September 30, 2017	On January 1, 2017	Nine Months Ended September 30, 2016
	(In thousands)	(In thousands)
Basic earnings (loss) per share:
Restricted shares	479	898	1,732
Diluted earnings (loss) per share:
Anti-dilutive stock options	222	4,416	4,873
Anti-dilutive restricted shares	467	898	1,724
Potentially dilutive securities excluded as anti-dilutive	689	5,314	6,597

Recent Accounting Pronouncements. In May 2014, the FASB issued a comprehensive new revenue recognition standard, Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") that will supersede existing revenue recognition guidance under U.S. GAAP. In August 2015, the FASB issued an accounting standards update for a one-year deferral of the revenue recognition standard's effective date for all entities, which changed the effectiveness to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for the following transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. The Company will adopt this new accounting standard on January 1, 2018, and upon adoption, the Company will incorporate the modified retrospective approach as its transition method that will result in a cumulative effect adjustment as of January 1, 2018. The Company is currently determining the impacts of the new standard on its contract portfolio. The approach includes performing a detailed review of key contracts representative of the Company’s different service lines and comparing historical accounting policies and practices to the new standard. The Company’s services are primarily short-term in nature, and the assessment at this stage is that the Company does not expect the new revenue recognition standard will have a material impact on the consolidated financial statements upon adoption.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out ("LIFO") or the retail inventory method. The Company adopted ASU 2015-11 on January 1, 2017 prospectively and the adoption had no effect on net income or cash flows.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17”). ASU 2015-17 amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. The Company adopted ASU 2015-17 on January 1, 2017 prospectively and no prior periods have been restated to conform to the new presentation. The adoption had no effect on net income or cash flows.
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
Note 2 - Chapter 11 Proceeding and Emergence
Overview
On July 8, 2016, the Debtors, including C&J Corporate Services (Bermuda) Ltd. (together with the Predecessor, the “Bermudian Entities”), C&J Energy Production Services-Canada Ltd. and Mobile Data Technologies Ltd. (together,

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the “Canadian Entities”), entered into a Restructuring Support and Lock-Up Agreement (the “Restructuring Support Agreement”), with certain lenders (the “Supporting Lenders”) holding approximately 90.0% of the secured claims and interests arising under the Credit Agreement, dated as of March 24, 2015 (as amended and otherwise modified, the “Original Credit Agreement”). The Restructuring Support Agreement contemplated the implementation of a financial restructuring of the Company, including the elimination of all amounts owed under the Original Credit Agreement through a complete debt-to-equity conversion and a re-investment in the Company through an equity rights offering. This financial restructuring was effectuated through the Restructuring Plan under Chapter 11 of the Bankruptcy Code.
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
In accordance with the Restructuring Support Agreement, the Debtors filed the Restructuring Plan and related disclosure statement (the “Disclosure Statement”) with the Bankruptcy Court on August 19, 2016, with a first amendment to the Restructuring Plan filed on September 28, 2016 and a second amendment filed on November 3, 2016. On November 4, 2016, the Bankruptcy Court approved the Disclosure Statement, finding that the Disclosure Statement contained adequate information as required by the Bankruptcy Code. The Debtors then launched a solicitation of acceptances of the Restructuring Plan, as required by the Bankruptcy Code. On December 16, 2016, an order confirming the Restructuring Plan was entered by the Bankruptcy Court. On the Plan Effective Date, the Debtors substantially consummated the Restructuring Plan and emerged from the Chapter 11 Proceeding. As part of the transactions undertaken pursuant to the Restructuring Plan, as of the Plan Effective Date, the Successor was formed, the Predecessor's equity was canceled, the Predecessor transferred all of its assets and operations to the Successor and the Predecessor was subsequently dissolved. As a result, the Successor became the successor issuer to the Predecessor.
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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

•
The New Warrants:  As of the Plan Effective Date, the Company agreed to issue new seven-year warrants exercisable on a net-share settled basis into up to 6.0% of the New Equity at a strike price of $27.95 per warrant (the “New Warrants”). New Warrants representing up to 2.0% of the New Equity were issued to existing holders of Predecessor common equity as a result of such holders voting as a class to accept the Restructuring Plan, and the remaining New Warrants representing up to 4.0% of the New Equity were due to the representative for the Debtors' general unsecured creditors, and those New Warrants were issued to a third party who acquired them from the representative for the Debtors' general unsecured creditors.

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

•
Management Incentive Plan: 10.0% of the New Equity was reserved for a management incentive program to be issued to management of the Company after the Plan Effective Date from time to time at the discretion of the board of the reorganized Company (the “Management Incentive Plan”). See Note 6 - Share Based Compensation for additional information regarding the Management Incentive Plan.

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
Principal and accrued interest owed to the Supporting Lenders as of the Petition Date were settled via the issuance of New Equity under the Restructuring Plan. Interest expense incurred subsequent to the Petition Date was not accrued since it was not treated as an allowed claim under the Restructuring Plan. For the year ended December 31, 2016, the Company did not accrue interest totaling $60.5 million under the Original Credit Agreement subsequent to the Petition Date.
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
Under the cost approach, the valuation estimate was based upon a determination of replacement cost new ("RCN"), reproduction cost new ("CRN"), or a combination of both. Once the RCN and CRN estimates were adjusted for physical and functional conditions, they were then compared to market data and other indications of value, where available, to confirm results obtained by the cost approach. Where direct RCN estimates were not available or deemed inappropriate, the CRN for machinery and equipment was estimated using the indirect, or trending, method in which percentage changes in applicable price indices were applied to historical costs to convert them into indications of current costs. To estimate the CRN amounts, inflation indices from established external sources were then applied to historical costs to estimate the CRN for each such asset.
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
Note 4 - Debt

Debt consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	Successor	Predecessor
	September 30, 2017	December 31, 2016
Revolving Credit Facility	$—	$284,400
Five-Year Term Loans	—	569,250
Seven-Year Term Loans	—	480,150
Total debt	—	1,333,800
Less: liabilities subject to compromise	—	(1,333,800)
Long-term debt	$—	$—

DIP Facility	$—	$25,000

Amended Credit Facility	$—	$—
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
The Amended Credit Facility allows the Borrowers, to incur revolving loans in an aggregate amount up to the lesser of $200.0 million and a borrowing base, which borrowing base is based upon the value of the Borrowers’ accounts receivable and inventory, subject to eligibility criteria and customary reserves which may be modified in the Agent’s permitted discretion. The Amended Credit Facility also provides for the issuance of letters of credit, which would further reduce borrowing capacity thereunder. The maturity date of the Amended Credit Facility is May 4, 2022.
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
As of September 30, 2017, the Company was in compliance with all financial covenants.
DIP Facility
On July 29, 2016, the Predecessor entered into the DIP Credit Agreement with the other Debtors, the DIP Lenders and Cortland Capital Market Services LLC, as administrative agent.
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
Revolving Credit Facility
The Revolver was scheduled to mature on March 24, 2020 (except that if any Five-Year Term Loans (as defined herein) had not been repaid prior to September 24, 2019, the Revolver was scheduled to mature on September 24, 2019). Borrowings under the Revolver were non-amortizing. Amounts outstanding under the Revolver bore interest based on, at the option of the borrower, LIBOR or an alternative base rate, plus an applicable margin determined pursuant to a pricing grid based on the ratio of consolidated total indebtedness of C&J and its subsidiaries to Consolidated EBITDA of C&J and its subsidiaries for the most recent four fiscal quarter period for which financial statements are available.
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

Interest Expense
As of June 30, 2016, based on the negotiations between the Company and the lenders, it became evident that the restructuring of the Company's capital structure would not include a restructuring of the Company's Revolving Credit Facility, the Five-Year Term Loans and the Seven-Year Term Loans, and these debt obligations, as demand obligations, would not be paid in the ordinary course of business over the term of these loans. As a result, during the second quarter of 2016, the Company accelerated the amortization of the associated original issue discount and deferred financing costs, fully amortizing these amounts as of June 30, 2016. For the three and nine months ended September 30, 2017 (Successor) and 2016 (Predecessor), interest expense consisted of the following (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

Amended Credit Facility	$452	$—
DIP Facility	—	438
Original Credit Agreement	—	7,380
Capital leases	157	380
Amortization of deferred financing costs	124	—
Interest income and other	(562)	(40)
Interest expense, net	$171	$8,158

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Amended Credit Facility	$1,328	$—
DIP Facility	—	438
Credit Agreements	—	53,595
Capital leases	471	950
Accretion of original issue discount	—	4,192
Amortization of deferred financing costs	430	4,589
Original issue discount accelerated amortization	—	48,221
Deferred financing costs accelerated amortization	—	43,720
Interest income and other	(953)	(146)
Interest expense, net	$1,276	$155,559
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
Income approach
The income approach impairment testing methodology is based on a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. For the Completion Services and Well Support Services reporting units, the future cash flows were projected based on estimates of projected revenue growth, fleet and rig count, utilization, gross profit rates, selling, general and administrative ("SG&A") rates, working capital fluctuations, and capital expenditures. For the Other Services reporting unit, the future cash flows were projected based primarily on estimates of future demand for manufactured and refurbished equipment as well as parts and service, gross profit rates, SG&A expenses rates, working capital fluctuations, and capital expenditures. Forecasted cash flows for the three reporting units took into account known market conditions as of March 31, 2016, and management’s anticipated business outlook, both of which had been impacted by the sustained decline in commodity prices.
A terminal period was used to reflect an estimate of stable, perpetual growth. The terminal period reflects a terminal growth rate of 2.5% for all three reporting units, including an estimated inflation factor.
The future cash flows were discounted using a market-participant risk-adjusted weighted average cost of capital of 14.5% for Completion Services, 14.0% for Well Support Services, and 16.0% for Other Services reporting units. These assumptions were derived from unobservable inputs and reflect management’s judgments and assumptions.
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
As of September 30, 2017 and December 31, 2016, there was no goodwill remaining to be allocated across the Company's reporting units.
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
The changes in the carrying amounts of other intangible assets for the nine months ended September 30, 2017 are as follows (in thousands):

		Predecessor		Successor
	Amortization Period	December 31, 2016	Fresh Start Adjustments	On January 1, 2017	Amortization Expense	Divestiture	September 30, 2017
Customer relationships	8-15 years	$80,826	$(80,826)	$—	$—	$—	$—
Trade name	10-15 years	29,994	26,506	56,500	—	—	56,500
Developed technology	5-15 years	21,516	(17,616)	3,900	—	(3,900)	—
Non-compete	4-5 years	2,600	(2,600)	—	—	—	—
Patents	10 years	35	(35)	—	—	—	—
		134,971	(74,571)	60,400	—	(3,900)	56,500
Less: accumulated amortization		(58,914)	58,914	—	(2,825)	—	(2,825)
Intangible assets, net		$76,057	$(15,657)	$60,400	$(2,825)	$(3,900)	$53,675
Note 6 - Share-Based Compensation

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Successor Equity Plan
Pursuant to the Restructuring Plan, the Company adopted the C&J Energy Services, Inc. 2017 Management Incentive Plan (as amended from time to time, the "MIP") as of the Plan Effective Date.
The MIP provides for the grant of share-based awards to the Company’s employees, consultants and non-employee directors. The following types of awards are available for issuance under the MIP: incentive stock options and nonqualified stock options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights, performance awards, share awards, other share-based awards and substitute awards. As of September 30, 2017, only nonqualified stock options and restricted shares have been awarded under the MIP.
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
Stock Options
The fair value of each option award granted under the MIP is estimated on the date of grant using the Black-Scholes option-pricing model. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. Additionally, due to the Company’s lack of historical volume of option activity, the expected term of options granted was derived using the “plain vanilla” method. Expected volatilities were based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. During the first quarter of 2017, approximately 0.3 million nonqualified stock options were granted under the MIP to certain of the Company's executive officers at a fair market value of $34.52 per nonqualified stock option. These option awards will expire on the tenth anniversary of the grant date and will vest over three years of continuous service from the grant date, with 34% vesting immediately upon the grant date, and 22% on each of the first, second and third anniversaries of the grant date.
As of September 30, 2017, the Company had approximately 0.3 million options outstanding to employees, including 0.2 million unvested options. The Company had approximately $4.6 million of share-based compensation remaining to be expensed over a weighted average remaining service period of 2.4 years.
The following table includes the assumptions used in determining the fair value of option awards granted during the first three months of 2017.

Expected volatility	96.4%
Expected dividends	None
Exercise price	$42.65
Expected term (in years)	5.7
Risk-free rate	2.03%
Restricted Stock
The value of the Company’s outstanding restricted stock is based on the closing price of the Company’s common stock on the NYSE on the date of grant. During the nine months ended September 30, 2017, approximately 0.9 million shares of restricted stock were granted to employees and non-employee directors under the MIP, at fair market values ranging from $34.05 to $44.90 per share of restricted stock. Restricted stock awards granted to employees during the first quarter of 2017 will vest over three years of continuous service from the grant date, with 34% having vested immediately upon the grant date, and 22% on each of the first, second and third anniversaries of the grant date. Restricted stock awards granted to non-employee directors will vest in full on the first anniversary of the date of grant, subject to each director's continued service.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

To the extent permitted by law, the recipient of an award of restricted stock will generally have all of the rights of a stockholder with respect to the underlying common stock, including the right to vote the common stock and to receive all dividends or other distributions made with respect to the common stock. Dividends on restricted stock will be deferred until the lapsing of the restrictions imposed on the stock and will be held by the Company for the account of the recipient (either in cash or to be reinvested in restricted stock) until such time. Payment of the deferred dividends and accrued interest, if any, shall be made upon the lapsing of restrictions on the restricted stock, and any dividends deferred in respect of any restricted stock shall be forfeited upon the forfeiture of such restricted stock. As of September 30, 2017, the Company had not issued any dividends.
As of September 30, 2017, the Company had approximately 0.6 million shares of restricted stock outstanding to employees and non-employee directors. The Company had $18.4 million of share-based compensation remaining to be expensed over a weighted average remaining service period of 2.4 years.
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
Contingent Consideration Liability
On May 18, 2015, the Company acquired all of the outstanding equity interests of ESP Completion Technologies LLC, a manufacturer of wellheads, artificial lift completion tools and electric submersible pumps for approximately $34.0 million and including a contingent consideration liability valued at approximately $14.4 million at the date of the acquisition. If the acquiree is able to achieve certain levels of EBITDA over a three-year period, the Company will be obligated to make future tiered payments of up to $29.5 million. The contingent consideration liability is remeasured on a fair value basis each quarter until it is paid or expires. As of September 30, 2017, the earn-out was estimated to have zero value.
Self-Insured Risk Accruals
The Company maintains insurance policies for workers’ compensation, automobile liability, general liability, which also includes sudden and accidental pollution insurance, and property damage relating to catastrophic events, together with excess loss liability coverage. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The Company has deductibles per occurrence for: (i) workers’ compensation of $1,000,000; (ii) automobile liability claims of $1,000,000; (iii) general liability claims, including sudden and accidental pollution claims, of $250,000, plus an additional annual aggregate deductible of $250,000; and (iv) property damage for catastrophic events of $50,000. The excess loss liability coverage is subject to an annual aggregate self-insured retention of $5,000,000.
Additionally, under the terms of the Separation Agreement, dated as of February 12, 2015, by and between the Company and Nabors, relating to the Nabors Merger, with the exception of certain liabilities for which Nabors has agreed to indemnify the Company, the Company assumed, among other liabilities, all liabilities of the C&P Business to the extent arising out of or resulting from the operation of the C&P Business at any time before, at or after the closing of the Nabors Merger, including liability for death, personal injury and property damage resulting from or caused by the assets, products and services of the C&P Business. Any liability relating to or resulting from any claim or litigation asserted after the closing of the Nabors Merger, but where the underlying cause of action arose prior to that time, would not be covered by the Company’s insurance policies.
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
Completion Services

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s Completion Services segment consists of the following businesses and service lines: (1) fracturing; (2) cased-hole wireline and pumping services; (3) well construction & intervention services, which includes cementing, coiled tubing and directional drilling services; and (4) completion support services, which includes our research & technology ("R&T") department and data control instruments business.
Well Support Services
The Company’s Well Support Services segment consists of the following businesses and service lines: (1) rig services; (2) fluids management services; and (3) special services, which includes plug and abandonment, artificial lift applications and other specialty well site services.
Other Services
Other Services consisted of smaller, non-core business lines that have since been divested, including the Company's specialty chemical business, equipment manufacturing and repair business and international coiled tubing operations in the Middle East.

The following table sets forth certain financial information with respect to the Company’s reportable segments.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Completion Services	Well Support Services	Other Services	Corporate / Elimination	Total
Three months ended September 30, 2017 (Successor)
Revenue from external customers	$344,941	$97,711	$—	$—	$442,652
Inter-segment revenues	226	318	—	(544)	—
Depreciation and amortization	22,912	12,332	—	1,027	36,271
Operating income (loss)	45,755	(10,016)	—	(29,327)	6,412
Net income (loss)	44,587	(7,937)	—	(26,166)	10,484
Adjusted EBITDA	69,019	785	—	(25,905)	43,899
Capital expenditures	72,571	6,327	—	—	78,898
Nine months ended September 30, 2017 (Successor)
Revenue from external customers	$857,015	$289,974	$—	$—	$1,146,989
Inter-segment revenues	448	615	—	(1,063)	—
Depreciation and amortization	61,003	36,665	—	3,041	100,709
Operating income (loss)	84,951	(26,149)	—	(102,042)	(43,240)
Net income (loss)	80,782	(22,258)	—	(93,063)	(34,539)
Adjusted EBITDA	139,542	6,535	—	(72,485)	73,592
Capital expenditures	136,663	14,100	—	682	151,445
As of September 30, 2017 (Successor)
Total assets	$783,956	$316,595	$—	$282,453	$1,383,004
Three months ended September 30, 2016 (Predecessor)
Revenue from external customers	$140,204	$90,307	$2,026	$—	$232,537
Inter-segment revenues	308	—	1,426	(1,734)	—
Depreciation and amortization	32,023	18,074	454	770	51,321
Operating loss	(42,694)	(11,647)	(4,235)	(26,977)	(85,553)
Net loss	(42,555)	(9,904)	(4,452)	(49,479)	(106,390)
Adjusted EBITDA	(6,085)	6,822	(2,154)	(16,491)	(17,908)
Capital expenditures	2,546	4,216	100	1,307	8,169
Nine months ended September 30, 2016 (Predecessor)
Revenue from external customers	$446,597	$274,991	$5,732	$—	$727,320
Inter-segment revenues	705	148	27,256	(28,109)	—
Depreciation and amortization	106,860	53,332	1,877	2,488	164,557
Operating loss	(263,426)	(361,433)	(31,776)	(111,769)	(768,404)
Net loss	(263,534)	(356,492)	(36,293)	(169,602)	(825,921)
Adjusted EBITDA	(42,048)	14,806	(4,664)	(51,366)	(83,272)
Capital expenditures	12,264	9,063	8,544	14,735	44,606
As of September 30, 2016 (Predecessor)
Total assets	$840,214	$518,752	$73,296	$89,639	$1,521,901
Management evaluates reportable segment performance and allocates resources based on total earnings (loss) before net interest expense, income taxes, depreciation and amortization, other income (expense), net gain or (loss) on disposal of assets, acquisition-related costs, and non-routine items (“Adjusted EBITDA”), because Adjusted EBITDA is considered an important measure of each reportable segment’s performance. In addition, management believes that the disclosure of Adjusted EBITDA as a measure of each reportable segment’s operating performance allows investors to make a direct comparison to competitors, without regard to differences in capital and financing structure. Investors should be aware, however, that there are limitations inherent in using Adjusted EBITDA as a measure of overall profitability because it excludes significant expense items. An improving trend in Adjusted EBITDA may not be indicative of an improvement in the Company’s profitability. To compensate for the limitations in utilizing Adjusted EBITDA as an operating measure, management also uses U.S. GAAP

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

measures of performance, including operating income (loss) and net income (loss), to evaluate performance, but only with respect to the Company as a whole and not on a reportable segment basis.
As required under Item 10(e) of Regulation S-K of the Exchange Act, included below is a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, from net income (loss), which is the nearest comparable U.S. GAAP financial measure (in thousands) on a consolidated basis for the three and nine months ended September 30, 2017 (Successor) and 2016 (Predecessor), and on a reportable segment basis for the three and nine months ended September 30, 2017 (Successor) and 2016 (Predecessor).

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net income (loss)	$10,484	$(106,390)
Interest expense, net	171	8,158
Income tax benefit	(3,127)	(21,123)
Depreciation and amortization	36,271	51,321
Other (income) expense, net	(1,116)	(7,075)
(Gain) loss on disposal of assets	(1,324)	(694)
Severance, facility closures and other	—	6,925
Acquisition-related costs	879	1,481
Inventory write-down	—	352
Restructuring costs	1,661	8,260
Reorganization items	—	40,877
Adjusted EBITDA	$43,899	$(17,908)

	Successor	Predecessor
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net loss	$(34,539)	$(825,921)
Interest expense, net	1,276	155,559
Income tax benefit	(8,756)	(126,522)
Depreciation and amortization	100,709	164,557
Other (income) expense, net	(1,221)	(12,397)
(Gain) loss on disposal of assets	(10,517)	4,220
Impairment expense	—	430,406
Severance, facility closures and other	513	32,498
Share-based compensation expense acceleration	15,658	7,792
Acquisition-related costs	1,184	8,549
Inventory write-down	—	13,399
Restructuring costs	9,285	23,711
Reorganization items	—	40,877
Adjusted EBITDA	$73,592	$(83,272)

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2017 (Successor)
	Completion Services	Well Support Services	Corporate / Elimination	Total
Net income (loss)	$44,587	$(7,937)	$(26,166)	$10,484
Interest expense, net	189	(100)	82	171
Income tax benefit	—	—	(3,127)	(3,127)
Depreciation and amortization	22,912	12,332	1,027	36,271
Other (income) expense, net	980	(1,979)	(117)	(1,116)
Gain (loss) on disposal of assets	218	(1,541)	(1)	(1,324)
Acquisition-related costs	—	—	879	879
Restructuring costs	133	10	1,518	1,661
Adjusted EBITDA	$69,019	$785	$(25,905)	$43,899

	Nine Months Ended September 30, 2017 (Successor)
	Completion Services	Well Support Services	Corporate / Elimination	Total
Net income (loss)	$80,782	$(22,258)	$(93,063)	$(34,539)
Interest expense, net	635	(60)	701	1,276
Income tax benefit	—	—	(8,756)	(8,756)
Depreciation and amortization	61,003	36,665	3,041	100,709
Other (income) expense, net	3,534	(3,831)	(924)	(1,221)
(Gain) loss on disposal of assets	(6,499)	(4,014)	(4)	(10,517)
Acquisition-related costs	—	—	1,184	1,184
Severance, facility closures and other	—	—	513	513
Share-based compensation expense acceleration	—	—	15,658	15,658
Restructuring costs	87	33	9,165	9,285
Adjusted EBITDA	$139,542	$6,535	$(72,485)	$73,592

	Three Months Ended September 30, 2016 (Predecessor)
	Completion Services	Well Support Services	Other Services	Corporate / Elimination	Total
Net loss	$(42,555)	$(9,904)	$(4,452)	$(49,479)	$(106,390)
Interest expense, net	232	(7)	—	7,933	8,158
Income tax benefit	—	—	—	(21,123)	(21,123)
Depreciation and amortization	32,023	18,074	454	770	51,321
Other (income) expense, net	(372)	(1,735)	217	(5,185)	(7,075)
(Gain) loss on disposal of assets	(608)	(32)	(59)	5	(694)
Acquisition-related costs	—	—	—	1,481	1,481
Severance, facility closures and other	4,973	426	1,556	(30)	6,925
Inventory write-down	222	—	130	—	352
Reorganization items	—	—	—	40,877	40,877
Restructuring costs	—	—	—	8,260	8,260
Adjusted EBITDA	$(6,085)	$6,822	$(2,154)	$(16,491)	$(17,908)

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2016 (Predecessor)
	Completion Services	Well Support Services	Other Services	Corporate / Elimination	Total
Net loss	$(263,534)	$(356,492)	$(36,293)	$(169,602)	$(825,921)
Interest expense, net	498	(145)	—	155,206	155,559
Income tax benefit	—	—	—	(126,522)	(126,522)
Depreciation and amortization	106,860	53,332	1,877	2,488	164,557
Impairment expense	100,818	321,687	7,901	—	430,406
Other (income) expense, net	(390)	(4,796)	4,516	(11,727)	(12,397)
(Gain) loss on disposal of assets	(681)	(3,147)	3,060	4,988	4,220
Acquisition-related costs	202	—	209	8,138	8,549
Severance, facility closures and other	7,663	4,367	7,183	13,285	32,498
Inventory write-down	6,516	—	6,883	—	13,399
Reorganization items	—	—	—	40,877	40,877
Restructuring costs	—	—	—	23,711	23,711
Share-based compensation expense acceleration	—	—	—	7,792	7,792
Adjusted EBITDA	$(42,048)	$14,806	$(4,664)	$(51,366)	$(83,272)

Note 9 - Supplemental Cash Flow Disclosures
Listed below are supplemental cash flow disclosures for the nine months ended September 30, 2017, the Fresh Start Reporting Date and the nine months ended September 30, 2016:

	Successor	Predecessor
	Nine Months Ended September 30, 2017	On January 1, 2017	Nine Months Ended September 30, 2016
Cash paid for interest	$(848)	$—	$(17,270)
Income taxes refunded	$10,697	$—	$14,388
Reorganization items, cash	$—	$(21,657)	$(3,295)
Non-cash investing and financing activity:
Change in accrued capital expenditures	$(4,511)	$—	$(2,433)

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Subsequent Events
On October 25, 2017, the Company entered into an agreement and plan of merger to acquire all of the outstanding equity interests of O-Tex Holdings, Inc., and its operating subsidiaries ("O-Tex"). Under the terms of the agreement, the Company will acquire all of the outstanding equity interests of O-Tex in a cash and stock transaction, with consideration comprised of $132.5 million in cash, subject to certain customary purchase price adjustments, and 4.42 million shares of the Company's common stock. The Company will fund the cash merger portion of the consideration with cash on hand. The acquisition is expected to be completed by the end of 2017, subject to standard regulatory approvals, including termination or expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and satisfaction of customary closing conditions.
O-Tex specializes in both primary and secondary downhole specialty cementing services in most major U.S. shale plays. This strategic transaction will significantly expand C&J’s cementing business with enhanced capabilities and strengthen the Company’s position as a leading oilfield services provider with a best-in-class well construction, intervention and completions platform.
On October 30, 2017, the Company entered into an asset purchase agreement with CWC Energy Services Corp. (“CWC”), and C&J Energy Production Services-Canada Ltd. an indirect wholly owned subsidiary of the Company (“C&J Canada”), whereby CWC, among other things, acquired the assets of C&J Canada included in the Purchased Business (as defined in the Purchase Agreement) for total consideration of CDN $37.5 million in cash (the “Transaction”).
With the closing of the Transaction, the Company’s Well Support Services business has substantially exited Western Canada and is expected to completely exit the region by the end of 2017.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things, the impact of our emergence from bankruptcy on our business and relationships, future sales of or the availability for future sale of substantial amounts of our common stock, including the exercise of outstanding New Warrants, our business strategy and our financial strategy.
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

•	the loss of, or interruption or delay in operations by, one or more significant customers;

•	the failure to pay amounts when due, or at all, by one or more significant customers;

•	changes in customer requirements in the markets we serve;

•	the ability to complete and the timing of the O-Tex Acquisition (See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments”);

•	costs, delays, regulatory compliance requirements and other difficulties in executing our long-term growth strategy;

•	the effects of future acquisitions on our business, including the O-Tex Acquisition, including our ability to successfully integrate our operations and the costs incurred in doing so;

•	business growth outpacing the capabilities of our infrastructure;

•	adverse weather conditions in oil or gas producing regions;

•
the effect of environmental and other governmental regulations on our operations, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our hydraulic fracturing services;

•	the incurrence of significant costs and liabilities resulting from litigation;

•
the incurrence of significant costs and liabilities or severe restrictions on our operations or the inability to perform certain operations resulting from a failure to comply, or our compliance with, new or existing regulations;

•
the incurrence of significant costs and liabilities resulting from a failure to comply, or our compliance with, new or existing environmental regulations or an accidental release of hazardous substances into the environment;

•	the loss of, or inability to attract, key management and other competent personnel;

•	a shortage of qualified workers;

•	the loss of, or interruption or delay in operations by, one or more of our key suppliers;

•	operating hazards inherent in our industry, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage;

•	accidental damage to or malfunction of equipment;

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

•
our ability to comply with covenants under our Amended Credit Facility (See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Description of Our Indebtedness”).

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
Introductory Note and Corporate Overview

C&J Energy Services, Inc., a Delaware corporation (the “Successor” and together with its consolidated subsidiaries for periods subsequent to the Plan Effective Date (as defined below), “C&J” or the “Company”) is a leading provider of well construction, well completion, well support and other complementary oilfield services to oil and gas exploration and production (“E&P”) companies in North America. We offer a comprehensive, vertically-integrated suite of services throughout the life cycle of the well, including fracturing, cased-hole wireline and pumping, cementing, coiled tubing, directional drilling, service rigs, fluids management and other completion support and specialty well site services. We are headquartered in Houston, Texas and operate in all active onshore basins in the continental United States.

We were founded in Texas in 1997 as a partnership and converted to a Delaware corporation (“Old C&J”) in connection with our initial public offering which was completed in 2011 with a listing on the New York Stock Exchange (“NYSE”) under the symbol “CJES.” In 2015, Old C&J combined with the completion and production services business (the “C&P Business”) of Nabors Industries Ltd. (“Nabors”) in a transformative transaction (the “Nabors Merger”) that nearly tripled the Company’s size, significantly expanding the Company’s Completion Services business and adding the Well Support Services division to the Company’s service offering. Upon the closing of the Nabors Merger, Old C&J became a subsidiary of C&J Energy Services Ltd., a Bermuda corporation (the “Predecessor” and together with its consolidated subsidiaries for periods prior to the Plan Effective Date, the “Predecessor Companies” or the “Company”), and shares of common stock of Old C&J were converted into common shares of the Predecessor on a 1-for-1 basis.

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

Recent Developments

The O-Tex Acquisition

On October 25, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with O-Tex Holdings, Inc., a Texas corporation (“O-Tex”), the stockholders of O-Tex (the “Stockholders”), and O-Tex Sellers Representative LLC, a Delaware limited liability company (the “Stockholders' Representative”), in its capacity as representative of the Stockholders, pursuant to which, subject to the satisfaction or waiver of certain conditions, a wholly owned direct subsidiary of the Company (“Merger Sub”) will merge with and into O-Tex (the “ O-Tex Acquisition”), and immediately thereafter O-Tex will merge with and into another wholly owned direct subsidiary of the Company (“LLC Sub”), with LLC Sub continuing as the surviving entity in such merger as a wholly owned subsidiary of the Company (together with the Merger and the other transactions contemplated by the Merger Agreement, the “O-Tex Transactions”).

On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the respective boards of directors of the Company and O-Tex, immediately prior to the effective time of the O-Tex Acquisition (the “Effective Time”), each holder of (i) outstanding common stock, par value $0.01 per share, of O-Tex (the “O-Tex Common Stock”), (ii) Series A Preferred Stock, par value $0.01 per share, of O-Tex (the “Series A Preferred Stock”), and (iii) Series B Preferred Stock, par value $0.01 per share, of O-Tex (together with the Series A Preferred Stock and the O-Tex Common Stock, the “O-Tex Shares”) will have its O-Tex Shares (excluding any O-Tex Shares held in the treasury of O-Tex or held by the Company or Merger Sub immediately prior to the Effective Time) converted into the right to receive (without interest) such Stockholder’s pro rata portion of 4,420,000 shares of the common stock, par value $0.01 per share, of C&J (“Specified C&J Common Stock”). In addition, each Stockholder will also be entitled to receive a pro rata portion of the $132.5 million cash merger consideration payable to the Stockholders’ Representative. The Company will fund the cash merger consideration with cash on hand.

The consummation of the O-Tex Acquisition is subject to certain customary closing conditions, including (i) any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, having expired or having been terminated, (ii) the absence of any injunction or other legal restraint preventing or making illegal the consummation of the O-Tex Transactions, (iii) a representations and warranty insurance policy being in full force and effect, (iv) the Specified C&J Common Stock being authorized for listing on the NYSE, and (v) the accuracy of each party’s representations and warranties and performance by each party with its covenants under the Merger Agreement, subject to certain materiality qualifications and exceptions.
The Company and O-Tex may each terminate the Merger Agreement if the other commits certain breaches of its representations and warranties or fails to perform its covenants and agreements, or if a governmental authority has issued a final order prohibiting the consummation of the O-Tex Transactions, in each case, subject to certain exceptions. Furthermore, the Merger Agreement may be terminated if the Merger has not been consummated by December 31, 2017, subject to an extension to February 28, 2018 in certain circumstances. No termination fees are payable under the Merger Agreement.
The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to this Quarterly Report and incorporated by reference herein.

Canadian Well Support Service Business Divestiture
On October 30, 2017, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with CWC Energy Services Corp., an Alberta corporation (“CWC”), and C&J Energy Production Services-Canada Ltd., an Alberta corporation and an indirect wholly owned subsidiary of the Company (“C&J Canada”), whereby CWC, among other things, acquired the assets of C&J Canada included in the Purchased Business (as defined in the Purchase Agreement) for total consideration of CDN $37.5 million in cash (the “Transaction”).
With the closing of the Transaction, the Company’s Well Support Services business has substantially exited Western Canada, and is expected to completely exit the region by the end of 2017.
Business Overview
Demand for our services, and therefore our operating and financial performance, is heavily influenced by drilling, completion and production activity by our customers, which is significantly impacted by commodity prices. Beginning in 2011 through mid-2015, we significantly invested in strategic initiatives to strengthen, expand and diversify our business, including through service line diversification, vertical integration and technological advancement (“R&T”). During that time, we rapidly grew the business both organically and through multiple acquisitions, including the Nabors Merger. During 2016 and into the first quarter of 2017, we divested several of our small, non-core businesses, including our specialty chemical business, equipment manufacturing and repair business and the Company’s international coiled tubing operations in the Middle East. These divestitures, as well as the O-Tex Acquisition and the divestiture of our Canadian well support service business, reflect a refocusing of our growth strategy in line with our goal of being the leading U.S. provider in all of our core businesses.
We believe that our focus on R&T provides a significant strategic benefit through the ability to develop and implement new technologies and quickly respond to changes in customer requirements and industry demand. Our efforts to date have been focused on developing innovative, fit-for-purpose solutions designed to enhance our core service offerings, increase efficiencies, provide cost savings to our operations and add value for our customers. Our R&T initiatives generate monthly cost savings for our integrated completion services operations, which is central to our overall strategy of proactively managing our costs to maximize returns. Several of these investments provide value added products and services that, in addition to producing revenue, are creating increasing demand from key customers. In our day-to-day operations, we utilize equipment and products manufactured by our vertically integrated businesses which are managed through our R&T department, and we also sell such equipment and products to third-party customers in the global energy services industry. We believe that these initiatives help protect market share in the current operating environment and better position us for growth as activity levels continue to improve.

Reportable Segments
As of September 30, 2017, our reportable business segments were:

•
Completion Services, which consists of the following businesses and service lines: (1) fracturing; (2) cased-hole wireline and pumping services; (3) well construction & intervention services, which includes cementing, coiled tubing and directional drilling services; and (4) completion support services, which includes our R&T department and data control instruments business.

•
Well Support Services, which consists of the following businesses and service lines: (1) rig services; (2) fluids management services; and (3) special services, which includes plug and abandonment. artificial lift applications and other specialty well site services.

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
Completion Services
The core services provided through our Completion Services segment are fracturing and cased-hole wireline and pumping services. We utilize our in-house manufacturing capabilities, including our R&T department and data control instruments business, to offer a technologically advanced and efficiency focused range of completion techniques. Our strategy is to offer our completion services as a bundled package in order to provide an integrated, value-added solution and maximize efficiency for our customers. Our well construction & intervention services business, which includes cementing, coiled tubing and directional drilling services, and our completion support services business, which includes the manufacturing capabilities of our R&T department and data control instruments business, are each also managed through our Completion Services segment. The majority of revenue for this segment is generated by our fracturing business.
During the third quarter of 2017, our fracturing business deployed, on average, approximately 535,000 hydraulic horsepower (“HHP”) out of our current fleet of approximately 860,000 HHP. In our cased-hole wireline and pumping business, we deployed, on average, approximately 74 wireline trucks and 66 pumpdown units out of our current fleet of 127 trucks and 66 pumpdown units. In our well construction and intervention services business, we deployed, on average, approximately 16 coiled tubing units out of our average fleet of approximately 44 units, and approximately 29 cementing units out of our current fleet of 36 units. However, not all of our deployed assets are utilized fully, or at all, at any given time, due to, among other things, routine scheduled maintenance and downtime.
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
For the quarter ended September 30, 2017, revenue from our Completion Services segment was $344.9 million, representing approximately 77.9% of our total revenue, compared with revenue of $294.1 million for the quarter ended June 30, 2017, which represented a 17.3% quarter-over-quarter increase. Adjusted EBITDA from this segment for the quarter ended September 30, 2017 was $69.0 million, compared with $47.8 million of Adjusted EBITDA for the quarter ended June 30, 2017. The following table presents revenue and other operational data for our Completion Services segment for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Successor	Predecessor
	Three Months Ended
	September 30, 2017	September 30, 2016
Revenue
Hydraulic Fracturing	$215,959	$78,459
Wireline & Pumpdown	89,640	41,913
Coiled Tubing Services	19,948	12,464
Other (Cementing, Directional Drilling and Research & Technology)	19,394	7,368
Total revenue	$344,941	$140,204

Adjusted EBITDA	$69,019	$(6,085)

Average active hydraulic fracturing horsepower	535,000	430,000
Total fracturing stages	4,095	2,779

Average active wireline trucks	74	58

Average active pumpdown units	66	43

Average coiled tubing units	44	45
Average active coiled tubing units	16	21
Please read Note 8 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, from net income (loss), which is the nearest comparable U.S. GAAP financial measure (in thousands) on a reportable segment basis for the three months ended September 30, 2017 and 2016.

During the third quarter of 2017, we continued to experience strong demand for all of our completion services, which resulted in improved utilization and pricing across our asset base. In our fracturing business, we deployed a horizontal frac fleet, consisting of new-build pumps and refurbished ancillary equipment, to a dedicated customer in West Texas in mid-August and a refurbished vertical frac fleet into South Texas in late September, all of which resulted in approximately 575,000 HHP deployed at quarter end consisting of thirteen horizontal and four vertical frac fleets. Strategically deploying horizontal frac fleets with dedicated customers has allowed us to capture customer-driven efficiencies that improved our utilization and margin. We continued to experience strong demand and higher pricing for both our wireline and pumping services, which resulted in high activity levels across our deployed asset base and meaningful improvement in profitability. We have pursued a strategic approach of aligning with efficient, dedicated customers and pairing our wireline services with the majority of our recently deployed frac fleets, which resulted in our Texas districts outperforming and contributing almost 60% of the wireline revenue improvement in the quarter. In our well construction and intervention services business, we were awarded more rigs in the Northeast from new customers for our cementing services, which resulted in higher overall utilization and improved financial performance, and we continued to experience strong demand for our large diameter coiled tubing units, which contributed almost 80% of the product line’s revenue in the quarter. Additionally, the closure of underperforming districts in the prior quarter and elevated pricing in core operating basins enhanced our financial performance in the third quarter.
Completion Services Outlook
As we move through the fourth quarter, we currently expect that our Completion Services segment will continue to experience strong activity levels based on ongoing conversations with customers, combined with the understanding that many of our key customers maintained their drilling rig count throughout the third quarter.
Due to the continued strong near-term outlook, we are currently planning to deploy additional refurbished equipment over the remainder of 2017. To capitalize on visible customer demand in our frac business, we plan to deploy an additional refurbished horizontal fleet to a dedicated customer in the Mid-Continent in November 2017. This will result in us exiting the fourth quarter with approximately 615,000 HHP deployed, consisting of fourteen horizontal fracturing fleets and four vertical fleets. The fourteen horizontal fleets together with the four vertical fleets will give us the equivalent of approximately 16 horizontal spreads deployed by year-end. Following that, our remaining fleet re-activations will consist primarily of cold stacked equipment.
In our cementing business, we will focus on deploying additional refurbished units and fully integrating the O-Tex assets with the goal of retaining legacy customers of both organizations and maintaining high utilization levels and market pricing. In our cased-hole wireline and pumping business, we expect to deploy up to six re-purposed stacked frac pumps as pumping units into service by the end of the fourth quarter. As previously announced, we placed an order for two large diameter new-build coiled tubing units in order to meet strong demand from multiple customers, and we expect each unit to be active early in the second quarter of 2018. The arrival of the new units combined with strengthening market conditions will allow us to continue with our strategy of dedicating additional units to some of our most efficient customers at elevated utilization levels and market pricing. We have and expect to continue to experience increases in activity and pricing in our core operating basins of South Texas, West Texas and the Mid-Continent.
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
During the third quarter of 2017, our rig services business deployed, on average, approximately 155 workover rigs per workday out of our average fleet of approximately 458 workover rigs. In our fluids management business, we deployed, on average, approximately 642 fluid services trucks per workday and approximately 1,119 frac tanks per workday out of our estimated average fleets of approximately 1,100 trucks and 3,907 frac tanks, respectively. In our fluids management business, we own 27 private salt water disposal wells for fluids disposal purposes. However, not all of our deployed assets are utilized fully, or at all, at any given time, due to, among other things, routine scheduled maintenance and downtime. Additionally, in response to the continued competitive landscape, we have continued to focus on operational rightsizing measures to better align these businesses with current market conditions, which has included closing facilities and idling unproductive equipment.
For the quarter ended September 30, 2017, revenue from our Well Support Services segment was $97.7 million, representing approximately 22.1% of our total revenue, compared with revenue of $96.0 million for the quarter ended June 30, 2017, which represents an 1.8% quarter-over-quarter increase. Adjusted EBITDA from this segment for the quarter ended September 30, 2017 was $0.8 million, compared with $1.9 million of Adjusted EBITDA for the quarter ended June 30, 2017.
Management evaluates the operation and performance of our Well Support Services segment and allocates resources primarily based on activity levels, specifically rig and trucking hours, as well as Adjusted EBITDA. The following table presents revenue, rig and trucking hours for our Well Support Services segment for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Successor	Predecessor
	Three Months Ended
	September 30, 2017	September 30, 2016

Revenue
Rig Services	$58,198	$49,087
Fluids Management Services	30,333	33,221
Other Well Support Services (includes ESPCT)	9,180	7,999
Total revenue	$97,711	$90,307

Adjusted EBITDA	$785	$6,822

Average active workover rigs	195	195
Total workover rig hours	118,650	110,074

Average fluids management trucks	1,100	1,432
Average active fluids management trucks	642	693
Total fluids management truck hours	319,971	341,787
Please read Note 8 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, from net income (loss), which is the nearest comparable U.S. GAAP financial measure (in thousands) on a reportable segment basis for the three months ended September 30, 2017 and 2016.

During the third quarter of 2017, Well Support Services revenue increased sequentially due to improvement in both our rig services and special services product lines, but segment profitability decreased primarily due to an increase in bad debt expense and other adjustments, both stemming from our artificial lift business. In our rig services business, our average active working rig count experienced its largest increase in over a year, increasing approximately 4.0% to 155 average rigs, as we added workover rigs into West Texas and California, as well as Canada with the spring breakup. Additionally, increased plug and abandonment activity in California within our special services product line resulted in a modest increase in revenue for that region. We will continue with our strategy of deploying equipment with customers that plan to increase workover or well maintenance activities in our core operating basins. In our fluids management business, utilization and pricing remained challenged due to competitive conditions in the majority of our core operating areas and continued infrastructure build-out. We did experience areas of improvement in West Texas and the Mid-Continent, but our ability to capitalize on those opportunities was limited due to growing labor shortages in those core regions. In addition to the divestiture of our Canadian rig services business, we fully divested all of our fluids management activities in the Northeast, and we will continue to evaluate alternatives to further right-size our Well Support Services segment in order to help improve profitability over the coming quarters.
Well Support Services Outlook
As we exited the third quarter of 2017, our average active workover rig count remained at one of its highest levels since the commodity price downturn in 2015 as activity levels continued to modestly improve in almost all of our core operating basins. Relatively stable commodity prices have encouraged certain of our largest customers to allocate more capital towards well workover and maintenance, but we remain cautious of the potential negative effects of seasonally decreased activity levels that are typical in the fourth quarter due to depleted budgets and a greater focus on forward year budgeting. In our fluids management business, we continue to focus on quality work with key customers in core operating basins and to aggressively manage costs and shutdown unprofitable operations in order to enhance profitability as the market continues to recover. We will continue to focus on putting personnel and equipment to work in regions with improving fluids demand, such as West Texas and the Mid-Continent, but labor will continue to be an impediment and we will increase our rates commensurate with our rising cost structure to generate more acceptable returns. Nonetheless, our fluids management business will likely continue to be hampered by growing labor shortages, an increased number of shut-in wells in conventional oil and gas fields and competition from continued infrastructure build-out. Until either commodity prices move higher or the economics of workover activity becomes more competitive relative to new-drill wells, we do not expect meaningful increases in revenue or profitability within the majority of our Well Support Services segment over the near term.

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
Our Other Services segment contributed $2.0 million of revenue for the three months ended September 30, 2016, representing approximately 0.9% of our total revenue. Adjusted EBITDA from this segment for the three months ended September 30, 2016 was $(2.2) million.
Please read Note 8 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, from net income (loss), which is the nearest comparable U.S. GAAP financial measure (in thousands) on a reportable segment basis for the three months ended September 30, 2016.
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
In late 2014, oil prices began a substantial and rapid decline, and the severe weakness continued throughout 2015 and the majority of 2016. As we entered 2016, we experienced a sharp drop in activity across our customer base as operators reacted to further declines in oil prices and the deteriorating onshore drilling rig count. The consequent negative impact on the level of drilling, completion and production activity and capital expenditures by our customers adversely affected the demand for our services throughout the severe industry downturn. Our financial and operational performance were significantly impacted, which led to the Chapter 11 Proceeding. Although both crude oil and natural gas prices began to increase modestly and stabilize in late 2016, commodity prices, in general, have remained significantly lower than the industry average experienced leading up to the downturn. For example, during February 2016, NYMEX crude oil prices reached their lowest levels since 2009, declining to as low as $26.21 per barrel. Crude oil prices have rebounded from the lows set in early 2016, and thus far in 2017 prices have averaged approximately $49.00 per barrel. Natural gas prices declined significantly in 2009 and have remained depressed relative to pre-2009 levels. Commodity prices continue to be relatively unstable and any declines or perceived sustained weakness impacts the allocation of capital by our customers.
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
Our competitors include many large and small energy service companies, including some of the largest integrated oilfield services companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow them to compete more effectively than we can, including by reducing prices for services in our core operating areas. Our major competitors for our Completion Services include Halliburton, Schlumberger, BJ Services, Keane Group, RPC, Inc., FTS International, Inc. (formerly known as Frac Tech Services), Basic Energy Services, Superior Energy Services, CalFrac Well Services, as well as a significant number of regional, predominantly private businesses. Our major competitors for our Well Support Services include Key Energy Services, Basic Energy Services, Superior Energy Services, Precision, Forbes and Pioneer Energy Services, as well as a significant number of predominantly private, regional businesses.
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
Current Market Conditions and Outlook
The challenging market conditions experienced from late 2014 through most of 2016 began to abate towards the end of 2016 as commodity prices began to stabilize and customers began re-initiating their drilling and completion programs. As we entered 2017, we experienced increasing utilization levels in our Completion Services segment as our customers accelerated drilling and completion activity to take advantage of higher overall commodity prices. In many cases, we were able to increase pricing across our core Completion Services business, largely due to a lack of available service capacity in select core operating basins. Stability in the North American land drilling rig count coupled with the continued shortage of available fracturing equipment over the second and third quarters of 2017 resulted in higher overall utilization and pricing levels across our entire Completion Services segment especially in some of our smaller product lines. During the third quarter of 2017, we experienced strong utilization and pricing improvement, most notably in our wireline and pumping service lines, as well as in our coiled tubing and cementing service lines.

In our Well Support Services segment, we also experienced improvement in market conditions entering into 2017, as customers began to allocate more capital towards well maintenance and workover activities with the stabilization in commodity prices. However, even with the increased activity levels experienced early in the year, the operating environment remained highly competitive and activity levels declined in the second quarter. In the third quarter, we experienced an increase in activity in both our rig services and special services product lines, and we experienced one of the largest increases in our active workover rig count in over a year. In our fluids management business, we experienced pockets of activity improvement, especially in West Texas and the Mid-Continent, but struggled to capitalize on these opportunities primarily due to growing labor shortages and day rates not being commensurate with rising cost structures. We will continue to manage this segment in-line with current market conditions and evaluate additional right-sizing measures, which should help to return the segment to higher levels of profitability over the coming quarters.
We are cautiously optimistic about the continued improvement in completion activity over the remainder of 2017. As long as macroeconomic conditions and commodity prices remain stable, we would expect improving levels of activity from the majority of our customer base for the remainder of 2017, which should result in continued operational and financial improvement in our Completion Services segment. In our Well Support Services segment, we would expect only modest increases in both utilization and pricing, but we remain cautious of the potential negative effects of seasonally driven decreases in activity levels that typically take place in the fourth quarter due to depleted customer budgets and a greater focus on forward year budgeting.
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
Results of Operations
As a result of our emergence from the Chapter 11 Proceeding, the first quarter 2017 financial results have been separately presented under the label "Successor" for the three and nine months ended September 30, 2017. The results for the Predecessor on January 1, 2017 reflect solely the impact of the application of fresh start accounting on that date and are therefore not included in the discussion of results of operations below.
Results for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
The following table summarizes the change in our results of operations for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ Change
Completion Services:
Revenue	$344,941	$140,204	$204,737
Operating income (loss)	$45,755	$(42,694)	$88,449

Well Support Services:
Revenue	$97,711	$90,307	$7,404
Operating loss	$(10,016)	$(11,647)	$1,631

Other Services:
Revenue	$—	$2,026	$(2,026)
Operating loss	$—	$(4,235)	$4,235

Corporate / Elimination:
Revenue	$—	$—	$—
Operating loss	$(29,327)	$(26,977)	$(2,350)

Combined:
Revenue	$442,652	$232,537	$210,115

Costs and expenses:
Direct costs	339,980	216,841	123,139
Selling, general and administrative expenses	59,639	48,825	10,814
Research and development	1,674	1,797	(123)
Depreciation and amortization	36,271	51,321	(15,050)
(Gain) loss on disposal of assets	(1,324)	(694)	(630)
Operating income (loss)	6,412	(85,553)	91,965
Other income (expense):
Interest expense, net	(171)	(8,158)	7,987
Other income (expense), net	1,116	7,075	(5,959)
Total other income (expense)	945	(1,083)	2,028
Income (loss) before reorganization items and income taxes	7,357	(86,636)	93,993

Reorganization items	—	40,877	(40,877)
Income tax benefit	(3,127)	(21,123)	17,996
Net income (loss)	$10,484	$(106,390)	$116,874
Revenue
Revenue increased $210.1 million, or 90.4%, to $442.7 million for the three months ended September 30, 2017, as compared to $232.5 million for the three months ended September 30, 2016. The increase in revenue was primarily due to (i) an increase of $204.7 million in our Completion Services segment as a result of the continued strong demand for all of our completion services, which resulted in improved utilization and pricing across our asset base, (ii) an increase of $7.4 million in our Well Support Services segment as a result of improvement in both our rig services and special services product lines and (iii) a decrease of $2.0 million in our Other Services segment as a result of the segment being divested subsequent to September 30, 2016.
Direct Costs

Direct costs increased $123.1 million, to $340.0 million for the three months ended September 30, 2017, compared to $216.8 million for the three months ended September 30, 2016. The increase in direct costs was primarily due to the increased revenue primarily from our Completion Services segment.
Selling, General and Administrative Expenses (“SG&A”) and Research and Development Expense (“R&D”)
SG&A increased $10.8 million, or 22.1%, to $59.6 million for the three months ended September 30, 2017, as compared to $48.8 million for the three months ended September 30, 2016. The increase in SG&A was primarily due to (i) a $14.2 million increase in compensation expense primarily resulting from (a) significant increases in operating performance during the third quarter of 2017 and (b) the reinstatement of previously reduced compensation programs during the first half of 2017, (ii) a $2.9 million increase in professional fee expense primarily as a result of efficiency initiatives within our finance and human resources departments and (iii) a $0.3 million increase in other general and administrative expenses, partially offset by a $6.6 million reduction in costs related to our restructuring activities as a result of the debt covenant violation leading up to the Chapter 11 Proceeding during the corresponding prior year period.
We also incurred $1.7 million in R&D for the three months ended September 30, 2017, which is inline with the $1.8 million in R&D for the corresponding prior year period and reflective of our limiting our investments to those key technologies that are providing our businesses with a competitive advantage by enhancing our operational capabilities and reducing our overall cost structure.
Depreciation and Amortization Expense (“D&A”)
D&A decreased $15.1 million, or 29.3%, to $36.3 million for the three months ended September 30, 2017, as compared to $51.3 million for the three months ended September 30, 2016. The decrease in D&A was primarily the result of a lower value of the asset base as a result of the estimated fresh start adjustments to the Company's property, plant and equipment ("PP&E") and other intangible assets on January 1, 2017 (the "Fresh Start Reporting Date").
Interest Expense
Interest expense was $0.2 million for the three months ended September 30, 2017, which decreased $8.0 million from $8.2 million for the corresponding prior year period. The decrease is primarily due to the settlement of all outstanding borrowings of the Predecessor in accordance with the Restructuring Plan.
Income Taxes
We recorded a tax benefit of $3.1 million for the three months ended September 30, 2017, at a negative effective rate of (42.5%), compared to a tax benefit of $21.1 million for the comparable prior year period, at an effective rate of 16.6%. For the three months ended September 30, 2017, before the benefit related to unrecognized tax positions, we recorded income taxes at an estimated effective tax rate of approximately 1.0%.  The decrease in the effective tax rate, and the resulting effective tax rate below the expected statutory rate, was primarily due to the existence, and adjustment of our valuation allowance applied against certain deferred tax assets, including net operating loss carryforwards.
Results for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
The following table summarizes the change in our results of operations for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ Change
Completion Services:
Revenue	$857,015	$446,597	$410,418
Operating income (loss)	$84,951	$(263,426)	$348,377

Well Support Services:
Revenue	$289,974	$274,991	$14,983
Operating loss	$(26,149)	$(361,433)	$335,284

Other Services:
Revenue	$—	$5,732	$(5,732)
Operating loss	$—	$(31,776)	$31,776

Corporate / Elimination:
Revenue	$—	$—	$—
Operating loss	$(102,042)	$(111,769)	$9,727

Combined:
Revenue	$1,146,989	$727,320	$419,669

Costs and expenses:
Direct costs	912,197	708,377	203,820
Selling, general and administrative expenses	182,896	182,205	691
Research and development	4,944	5,959	(1,015)
Depreciation and amortization	100,709	164,557	(63,848)
Impairment expense	—	430,406	(430,406)
(Gain) loss on disposal of assets	(10,517)	4,220	(14,737)
Operating loss	(43,240)	(768,404)	725,164
Other income (expense):
Interest expense, net	(1,276)	(155,559)	154,283
Other income (expense), net	1,221	12,397	(11,176)
Total other income (expense)	(55)	(143,162)	143,107
Loss before income taxes	(43,295)	(911,566)	868,271

Reorganization items	—	40,877	(40,877)
Income tax benefit	(8,756)	(126,522)	117,766
Net loss	$(34,539)	$(825,921)	$791,382
Revenue
Revenue increased $419.7 million, or 57.7%, to $1.1 billion for the nine months ended September 30, 2017, as compared to $727.3 million for the corresponding prior year period. The increase in revenue was primarily due to (i) an increase of $410.4 million in revenue in our Completion Services segment as a result of the continued strong demand for all of our completion services, which resulted in improved utilization and pricing across our asset base, (ii) an increase of $15.0 million in our Well Support Services segment as a result of improvement in both our rig service and special services product lines and (iii) a decrease of $5.7 million in our Other Services segment as a result of the segment being divested subsequent to September 30, 2016.
Direct Costs

Direct costs increased $203.8 million, or 28.8%, to $912.2 million for the nine months ended September 30, 2017, compared to $708.4 million for the corresponding prior year period. The increase in direct costs was primarily due to the increased revenue, primarily from our Completion Services segment, partially offset by inventory write-downs in the corresponding prior year period.
Selling, General and Administrative Expenses (“SG&A”) and Research and Development Expense (“R&D”)
SG&A increased $0.7 million, or 0.4%, to $182.9 million for the nine months ended September 30, 2017, as compared to $182.2 million for the corresponding prior year period. The increase in SG&A was primarily due to (i) a $28.6 million increase in compensation expense primarily as a result of (a) significant increases in operating performance throughout the first three quarters of 2017 and (b) the reinstatement of certain previously reduced compensation programs during the first half of 2017 and (ii) a $3.7 million increase in professional fee expense primarily as a result of efficiency initiatives within our finance and human resources departments, partially offset by (i) a $14.4 million reduction in costs related to our restructuring activities as a result of the debt covenant violation leading up to the Chapter 11 Proceeding during the corresponding prior year period, (ii) an $8.8 million reduction in severance costs as a result of headcount reductions in the corresponding prior year period, (iii) a $4.8 million reduction in integration related costs incurred in the corresponding prior year period primarily related to the planned implementation of the new ERP system, (iv) a $3.4 million reduction in insurance expense primarily due to a lower claims accrual for the period and a $0.2 million decrease in other general and administrative expenses.
We also incurred $4.9 million in R&D for the nine months ended September 30, 2017, as compared to $6.0 million for the corresponding prior year period. The decrease in R&D was primarily due to limiting our investments to those key technologies that are providing our businesses with a competitive advantage by enhancing our operational capabilities and reducing our overall cost structure.
Depreciation and Amortization Expense (“D&A”)
D&A decreased $63.8 million, or 38.8%, to $100.7 million for the nine months ended September 30, 2017, as compared to $164.6 million for the corresponding prior year period. The decrease in D&A was primarily due to a lower value of the asset base as a result of the estimated fresh start adjustments on the Fresh Start Reporting Date to our PP&E and other intangible assets.
Impairment Expense
Due to the severe downturn in the oil and gas industry and the resulting sustained weakness in demand for our services, we determined that it was necessary to test goodwill for impairment and to test PP&E and other intangible assets for recoverability throughout 2016.
Impairment expense for the nine months ended September 30, 2016 was $430.4 million and consisted of $314.3 million of goodwill impairment related to impairment of all remaining goodwill associated with our Well Support Services segment, along with $55.0 million related to other intangible assets and $61.1 million related to PP&E within each of our Completion Services segment, Well Support Services segment and Other Services segment.
Interest Expense
Interest expense was $1.3 million for the nine months ended September 30, 2017, which decreased $154.3 million from $155.6 million in the corresponding prior year period. The decrease is primarily due to the settlement of all outstanding borrowings of the Predecessor in accordance with the Restructuring Plan in addition to the prior year $91.9 million of accelerated amortization of original issue discount and deferred financing costs, fully amortized as of June 30, 2016 as a result of the Restructuring Support agreement.
Income Taxes
We recorded a tax benefit of $8.8 million for the nine months ended September 30, 2017, at an effective rate of 20.2%, compared to a tax benefit of $126.5 million for the comparable prior year period, at an effective rate of 13.3%. For the nine months ended September 30, 2017, before the benefit related to unrecognized tax positions and additional allowed tax refund claims, we recorded income taxes at an estimated tax rate of approximately 1.0%. The decrease in the effective tax rate was primarily due to the existence, and adjustment to our valuation allowances applied against certain deferred tax assets, including net operating loss carryforwards.

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
As of September 30, 2017, we had a cash balance of $213.1 million and no borrowings drawn on our Amended Credit Facility (as defined below), which had borrowing capacity of $178.4 million resulting in total liquidity of $391.5 million. Under the terms of our Amended Credit Facility, the borrowing base is subject to monthly adjustments based on current levels of accounts receivable and inventory. Current liquidity, after giving effect to our recently announced acquisition of O-Tex and the divestiture of our Canadian rig services business, was $293.7 million as of November 6, 2017, including a current cash balance of approximately $115.3 million.
Capital expenditures totaled $151.4 million during the first three quarters of 2017, primarily pertaining to the maintenance of deployed equipment, the refurbishment of existing stacked equipment in preparation for redeployment and related reactivation costs, and the building of new equipment for our core service lines. We continue to expect 2017 capital expenditures to be approximately $210.0 million, compared to $57.9 million in 2016.  In response to persistently challenging industry conditions, we significantly scaled back our 2016 capital expenditure plan, limiting it to the maintenance of our active, deployed equipment.  Based on current customer demand, and assuming current market conditions remain stable, we currently expect that the majority of our 2017 capital expenditures will include the refurbishment and related reactivation costs of existing stacked equipment in preparation for redeployment, as well as growth capital expenditures for the purchase of new equipment across our core service lines. Please also read “-Financial Condition and Cash Flows” below for information about net cash provided by or used in our operating, investing and financing activities.
With the relatively stable North American drilling rig count, slightly higher commodity prices, and the continued shortages of available completion services equipment, we are particularly focused on redeploying our stacked frac fleets.  The recent industry cycle has provided an opportunity to upgrade our equipment concurrent with our reactivation efforts and achieve standardization across our frac fleet, which among other benefits, is expected to increase the operating life of the equipment and lower the overall cost of ownership. During the third quarter of 2017, we deployed a horizontal frac fleet consisting of new-build pumps and refurbished ancillary equipment and an additional vertical fleet consisting of refurbished pumps, all of which totaled 60,000 HHP.  Additionally, we plan to redeploy the remainder of our approximately 55,000 warm stacked HHP and 230,000 cold stacked HHP over the course of 2017 and 2018. We currently estimate the cost of refurbishing our additional warm stacked HHP will range between $250,000 to $350,000 per pump and our cold stacked equipment will range between $500,000 and $600,000 per pump.  With respect to some of the older cold stacked fleets, in addition to the pump refurbishment costs, we expect to incur additional costs for ancillary equipment necessary for redeployment. Our typical horizontal fleet size consists of 20 pumps and our typical vertical fleet size consists of 10 pumps. Early in the third quarter we placed an order for 20 new-build pumps, which we currently expect to place into service in the first quarter of 2018. These pumps will increase our total HHP capacity to approximately 900,000 HHP, and we currently intend to combine them with existing ancillary equipment to form an additional horizontal fleet.
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

On January 6, 2017, we entered into a revolving credit and security agreement (the “New Credit Facility”) with PNC Bank, National Association, as administrative agent (the “Agent”). We subsequently amended and restated the New Credit Facility in full pursuant to an amended and restated revolving credit and security agreement (the “Amended Credit Facility”) dated May 4, 2017, with the Agent and the lenders party thereto. We currently have $178.4 million of available borrowing capacity under our Amended Credit Facility after taking into consideration our current outstanding letters of credit of approximately $20.7 million. For additional information about the Amended Credit Facility, please see “-Description of our Indebtedness” below and Note 4 - Debt in Part I, Item 1 “Financial Statements” of this Quarterly Report.
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
Financial Condition and Cash Flows
The net cash provided by or used in our operating, investing and financing activities is summarized below (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash provided by (used in):
Operating activities	$(60,834)	$(82,744)
Investing activities	(114,704)	(15,658)
Financing activities	210,339	176,069
Effect of exchange rate on cash	(2,919)	(2,156)
Change in cash and cash equivalents	$31,882	$75,511
Cash Provided by Operating Activities
Net cash used in operating activities was $60.8 million for the nine months ended September 30, 2017. The use of cash was primarily related to $158.7 million of increased investment in working capital (accounts receivable, inventory, accounts payable and accrued expenses) as a result of the increase in the demand primarily for our completion service lines and the resulting increase in revenue and direct costs for the first nine months of 2017. This cash outflow was partially offset by net loss of $34.5 million and adjustments for non-cash items of $116.4 million as well as positive changes in other operating assets and liabilities, excluding accounts receivable, inventory, accounts payable and accrued expenses.
Net cash used in operating activities was $82.7 million for the nine months ended September 30, 2016. The use of cash was primarily related to net loss of $825.9 million and adjustments for non-cash items of $642.4 million, partially offset by (i) cash inflows of $85.8 million due to a decrease in our investment in working capital (accounts receivable, inventory, accounts payable and accrued expenses) as a result of the decrease in the demand for our services and the resulting decrease in revenue and direct costs during the first nine months of 2016 and (ii) positive changes in other operating assets and liabilities, excluding accounts receivable, inventory, accounts payable and accrued expenses.
Cash Used in Investing Activities
Net cash used in investing activities was $114.7 million for the nine months ended September 30, 2017. The use of cash was related to $151.4 million of capital expenditures primarily pertaining to the refurbishment of stacked equipment and the construction of new-build frac pumps and refurbished ancillary equipment, partially offset by (i) $27.1 million of proceeds from the divestiture of our non-core business lines previously reported under our Other Services reportable segment and (ii) $9.6 million of proceeds from the disposal of property, plant and equipment.

Net cash used in investing activities was $15.7 million for the nine months ended September 30, 2016. The use of cash was primarily related to (i) $44.6 million of capital expenditures primarily pertaining to the new ERP system and to costs incurred to extend the useful lives of our existing equipment and (ii) $1.8 million of payments related to non-core service lines, partially offset by $30.8 million of proceeds from the disposal of property, plant and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $210.3 million for the nine months ended September 30, 2017. The cash provided was primarily related to $215.9 million of proceeds from the public offering of common stock, partially offset by (i) $3.8 million of employee tax withholding on restricted stock vesting and (ii) $1.7 million of cash paid for financing costs related to our Amended Credit Facility.
Net cash provided by financing activities was $176.1 million for the nine months ended September 30, 2016. The cash provided was primarily related to $174.0 million in proceeds from the Predecessor's revolving credit facility, $24.5 million in proceeds from the DIP Facility partially offset by (i) $13.3 million in payments on the Predecessor's revolving credit facility and term debt, (ii) $5.6 million of payments for excess tax expense from share-based compensation (iii) $2.2 million in payments related to capital lease obligations and (iv) $1.0 million of cash paid for financing costs related to our DIP Facility.
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
Other Matters
Contractual Obligations
Other than as disclosed in Note 4 - Debt in Part I, Item 1 “Financial Statements” of this Quarterly Report, our contractual obligations at September 30, 2017 did not change materially from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” of our 2016 Annual Report.  Specifically, in accordance with the Restructuring Plan, on the Plan Effective Date, the Company repaid all amounts outstanding under the DIP Facility with the proceeds from the Rights Offering and the DIP Facility was canceled and discharged.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of Regulation S-K, as of September 30, 2017.
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
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out ("LIFO") or the retail inventory method. We adopted ASU 2015-11 on January 1, 2017 prospectively and the adoption had no effect on net income or cash flows.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17”). ASU 2015-17 amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. We adopted ASU 2015-17 on January 1, 2017 prospectively and no prior periods have been restated to conform to the new presentation. The adoption had no effect on net income or cash flows.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2017, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Annual Report.
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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Controls Over Financial Reporting.
Except as discussed below, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During January 2017, we implemented a new ERP system, SAP, as part of our plan to enhance functionality and to support our existing and future operations. As a result of the implementation of this system, we have experienced certain changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Our management does not expect the outcome in any of these known legal proceedings, individually or collectively, to have a material adverse effect on our consolidated financial condition or results of operations.
U.S. Department of Justice Criminal Investigation into Pre-Merger Incident
There is a pending criminal investigation led by the Department of Justice in connection with a fatality that occurred at a C&P Business facility in Williston, North Dakota on October 3, 2014 prior to the Predecessor’s acquisition of the C&P Business in the Nabors Merger.  We are cooperating fully with the investigation, and expect to continue to do so.   At this time, we cannot predict the outcome of the investigation.
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
On April 6, 2017, Plaintiff filed a motion in the Court of Chancery seeking an award of fees and costs on the basis that Plaintiff allegedly conferred a benefit on Old C&J stockholders (the “Fee Motion”). On April 11, 2017, counsel for defendants filed a letter requesting the release of a cash bond posted by Plaintiff in fall of 2014 and currently held by the Court of Chancery (the “Bond Request”). On October 13, 2017, the Court of Chancery held a hearing on the Fee Motion and Bond Request. The Court of Chancery granted the Bond Request, subject to Old C&J providing notice to and obtaining approval from the Bankruptcy Court concerning the Bond Request. The Court of Chancery has not yet issued a decision on the Fee Motion.
We cannot predict the outcome of the Fee Motion, or any lawsuit that might be filed, nor can we predict the amount of time and expense that will be required to resolve the Fee Motion. We believe the Fee Motion is without merit and we intend to defend it vigorously.
ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” in Part I, Item 1 “Financial Information,” you should carefully consider the information set forth in Item 1A “Risk Factors” in our 2016 Annual Report and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, each of which is incorporated by reference herein, for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Amendments Bylaws
On November 7, 2017, the board of directors (the “Board”) of the Company adopted the Amended and Restated Bylaws (the “Bylaws”) of the Company. The Bylaws were effective immediately upon approval and amend the Company’s preexisting bylaws to, among other things:

•	replace the plurality voting standard for uncontested director elections with a majority voting standard;

•
require the tender of the resignation of an incumbent director who does not receive a majority vote for re-election and require the Board to disclose within 90 days whether it accepts or rejects such resignation;

•	clarify the Board’s right to postpone, reschedule or cancel previously scheduled annual or special meetings of shareholders;

•	provide for additional disclosure and other requirements for advance notices of director nominations and shareholder proposals;

•	specify the powers of the chairman of a shareholder meeting over the conduct of such meeting;

•	define “cause” for the purpose of director removal by shareholders; and

•	allow special meetings of the Board with less than 48 hours notice.
The foregoing description of the Bylaws is not complete and is qualified in its entirety by reference to the complete text of the Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report and incorporated by reference herein.
Termination of Rights Agreement
On November 7, 2017, the Company entered into Amendment No. 1 (the “Amendment”) to the Rights Agreement, dated as of January 6, 2017, between the Company and American Stock & Transfer Trust Company, LLC, as rights agent.
The Amendment accelerated the expiration of the rights to purchase one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $0.01 per share (the “Rights”) from 5:00 P.M., New York City time on January 6, 2020 to 5:00 P.M., New York City time on November 7, 2017, and had the effect of terminating the Rights Agreement. At the time of the termination of the Rights Agreement, all of the Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired.
The foregoing description of the Amendment is not complete and is qualified in its entirety by reference to the complete text of the Amendment, a copy of which is attached as Exhibit 4.1 to this Quarterly Report and incorporated by reference herein.
In connection with the adoption of the Rights Agreement, on January 6, 2017, the Company filed a Certificate of Designations of Series A Participating Cumulative Preferred Stock with the Secretary of State of the State of Delaware setting forth the rights, powers and preferences of the Series A Participating Cumulative Preferred Stock issuable upon exercise of the Rights (the “Preferred Shares”).

Promptly following the expiration of the Rights and the termination of the Rights Agreement, the Company filed a Certificate of Elimination (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware eliminating the Preferred Shares and returning them to authorized but undesignated shares of the Company’s preferred stock.
The foregoing description of the Certificate of Elimination is not complete and is qualified in its entirety by reference to the complete text of the Certificate of Elimination, a copy of which is attached as Exhibit 3.3 to this Quarterly Report and incorporated by reference herein.

ITEM 6. EXHIBITS
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description of Exhibit.

2.1
Agreement and Plan of Merger, dated as of October 25, 2017, among  C&J Energy Services, Inc.,  Caymus Merger Sub, Inc., O-Tex Holdings, Inc., O-Tex Sellers Representative LLC and the Stockholders set forth therein (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2017 (File No. 001-38023))

3.1
Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2017(File No. 000-55404)).

*3.2	Amended and Restated Bylaws of C&J Energy Services, Inc.
3.3
Certificate of Elimination of Series A Participating Cumulative Preferred Stock of C&J Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2017 (File No. 001-38023))

4.1
Amendment No. 1 to the Rights Agreement, dated as of November 7, 2017, between C&J Energy Services, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2017 (File No. 001-38023))

10.1
Employment Agreement by and between C&J Energy Services, Inc. and Sterling Renshaw (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2017 (File No. 001-38023))

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

C&J Energy Services, Inc.

Date:	November 9, 2017	By:	/s/ Donald J. Gawick
Donald J. Gawick
Chief Executive Officer, President and Director
(Principal Executive Officer)

		By:	/s/ Mark C. Cashiola
Mark C. Cashiola
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit.

2.1
Agreement and Plan of Merger, dated as of October 25, 2017, among  C&J Energy Services, Inc.,  Caymus Merger Sub, Inc., O-Tex Holdings, Inc., O-Tex Sellers Representative LLC and the Stockholders set forth therein (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2017 (File No. 001-38023))

3.1
Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2017(File No. 000-55404)).

*3.2	Amended and Restated Bylaws of C&J Energy Services, Inc.
3.3
Certificate of Elimination of Series A Participating Cumulative Preferred Stock of C&J Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2017 (File No. 001-38023))

4.1
Amendment No. 1 to the Rights Agreement, dated as of November 7, 2017, between C&J Energy Services, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2017 (File No. 001-38023))

10.1
Employment Agreement by and between C&J Energy Services, Inc. and Sterling Renshaw (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2017 (File No. 001-38023))

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