Form 10-Q
period 2018-09-30
C&J Energy Services, Inc.
filed 2018-11-05
CIK 1615817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at November 2, 2018, was 67,325,769.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	1
	Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017	2
	Consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017 (Successor) and on January 1, 2017 (Predecessor)	3
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017 (Successor) and on January 1, 2017 (Predecessor)	4
	Consolidated Statements of Changes in Stockholders' Equity as of January 1, 2017, for the year ended December 31, 2017 and for the nine months ended September 30, 2018	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Successor), and on January 1, 2017 (Predecessor)	6
	Notes to Consolidated Financial Statements	7
	Cautionary Note Regarding Forward-Looking Statements	30
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
	Operating Overview	33
	Results of Operations	35
	Reportable Segments	39
	Industry Trends and Outlook	42
	Liquidity and Capital Resources	45
	Other Matters	48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	51
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54
	Signatures	55

-i-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,903	$113,887
Accounts receivable, net of allowance of $5,319 at September 30, 2018 and $4,269 at December 31, 2017	422,220	367,906
Inventories, net	73,194	77,793
Prepaid and other current assets	24,273	33,011
Total current assets	595,590	592,597
Property, plant and equipment, net of accumulated depreciation of $280,845 at September 30, 2018 and $133,755 at December 31, 2017	772,616	703,029
Other assets:
Goodwill	146,015	147,515
Intangible assets, net	117,258	123,837
Deferred financing costs, net of accumulated amortization of $2,693 at September 30, 2018 and $608 at December 31, 2017	4,805	3,379
Other noncurrent assets	38,428	38,500
Total assets	$1,674,712	$1,608,857
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$183,287	$138,624
Payroll and related costs	46,420	52,812
Accrued expenses	56,933	67,414
Total current liabilities	286,640	258,850
Deferred tax liabilities	793	3,917
Other long-term liabilities	26,551	24,668
Total liabilities	313,984	287,435
Commitments and contingencies
Stockholders' equity
Common stock, par value of $0.01, 1,000,000,000 shares authorized, 67,338,845 and 68,546,820 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	674	686
Additional paid-in capital	1,291,592	1,298,859
Accumulated other comprehensive loss	(357)	(580)
Retained earnings	68,819	22,457
Total stockholders' equity	1,360,728	1,321,422
Total liabilities and stockholders’ equity	$1,674,712	$1,608,857

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,
	2018	2017
	(Unaudited)
Revenue	$567,924	$442,652
Costs and expenses:
Direct costs	445,466	339,980
Selling, general and administrative expenses	49,870	59,639
Research and development	1,294	1,674
Depreciation and amortization	60,748	36,271
(Gain) loss on disposal of assets	1,170	(1,324)
Operating income	9,376	6,412
Other income (expense):
Interest expense, net	(669)	(171)
Other income (expense), net	222	1,116
Total other income (expense)	(447)	945

Income before income taxes	8,929	7,357
Income tax benefit	(1,504)	(3,127)
Net income	$10,433	$10,484
Net income per common share:
Basic	$0.16	$0.17
Diluted	$0.16	$0.17
Weighted average common shares outstanding:
Basic	67,008	62,697
Diluted	67,021	62,704

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Successor		Predecessor
	Nine Months Ended September 30,		On January 1, 2017
	2018	2017
	(Unaudited)
Revenue	$1,731,445	$1,146,989	$—
Costs and expenses:
Direct costs	1,328,065	912,197	—
Selling, general and administrative expenses	175,714	182,896	—
Research and development	4,847	4,944	—
Depreciation and amortization	161,478	100,709	—
(Gain) loss on disposal of assets	730	(10,517)	—
Operating income (loss)	60,611	(43,240)	—
Other income (expense):
Interest expense, net	(3,282)	(1,276)	—
Other income (expense), net	(264)	1,221	—
Total other income (expense)	(3,546)	(55)	—

Income (loss) before reorganization items and income taxes	57,065	(43,295)	—
Reorganization items	—	—	(293,969)
Income tax benefit	(2,457)	(8,756)	(4,613)
Net income (loss)	$59,522	$(34,539)	$298,582
Net income (loss) per common share:
Basic	$0.89	$(0.57)	$2.52
Diluted	$0.89	$(0.57)	$2.52
Weighted average common shares outstanding:
Basic	67,153	60,188	118,633
Diluted	67,184	60,188	118,633

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,
	2018	2017
	(Unaudited)
Net income	$10,433	$10,484

Other comprehensive income (loss):
Foreign currency translation loss, net of tax	(97)	(854)
Comprehensive income	$10,336	$9,630

	Successor		Predecessor
	Nine Months Ended September 30,		On January 1, 2017
	2018	2017
	(Unaudited)
Net income (loss)	$59,522	$(34,539)	$298,582

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	223	(1,158)	—
Comprehensive income (loss)	$59,745	$(35,697)	$298,582
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings (Deficit)	Total
	Number of Shares	Amount, at $0.01 par value
Balance, December 31, 2016 (Predecessor)	119,530	$1,195	$1,009,426	$(2,600)	$(1,306,591)	$(298,570)
Cancellation of Predecessor equity	(119,530)	(1,195)	(1,009,426)	2,600	1,306,591	298,570

Issuance of New Equity and New Warrants	40,000	400	725,464	—	—	725,864
Rights Offering	15,464	155	199,845	—	—	200,000
Balance, January 1, 2017 (Successor)	55,464	555	925,309	—	—	925,864
Public offering of common stock, net of offering costs	7,050	71	215,849	—	—	215,920
Issuance of stock for business acquisition	4,420	44	138,122	—	—	138,166
Issuance of restricted stock, net of forfeitures	1,718	17	(17)	—	—	—
Exercise of warrants	2	—	—	—	—	—
Employee tax withholding on restricted stock vesting	(107)	(1)	(3,841)	—	—	(3,842)
Share-based compensation	—	—	23,437	—	—	23,437
Net income	—	—	—	—	22,457	22,457
Foreign currency translation loss, net of tax	—	—	—	(580)	—	(580)
Balance, December 31, 2017 (Successor)	68,547	$686	$1,298,859	$(580)	$22,457	$1,321,422
Cumulative effect from change in accounting principle	—	—	—	—	(13,160)	(13,160)
Issuance of restricted stock, net of forfeitures	(135)	(1)	1	—	—	—
Shares repurchased and retired	(993)	(10)	(20,321)	—	—	(20,331)
Employee tax withholding on restricted stock vesting	(80)	(1)	(2,189)	—	—	(2,190)
Share-based compensation	—	—	15,242	—	—	15,242
Net income	—	—	—	—	59,522	59,522
Foreign currency translation gain, net of tax	—	—	—	223	—	223
Balance, September 30, 2018 (Successor) *	67,339	$674	$1,291,592	$(357)	$68,819	$1,360,728

*	Unaudited
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor		Predecessor
	Nine Months Ended September 30,		On January 1, 2017
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$59,522	$(34,539)	$298,582
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	161,478	100,709	—
Deferred income taxes	(2,986)	—	(4,613)
Provision for doubtful accounts	1,807	3,648	—
Equity (earnings) loss from unconsolidated affiliate	1,092	76	—
(Gain) loss on disposal of assets	730	(10,517)	—
Share-based compensation expense	15,242	22,109	—
Amortization of deferred financing costs	2,086	430	—
Reorganization items, net	—	—	(315,626)
Changes in operating assets and liabilities:
Accounts receivable	(57,640)	(207,907)	—
Inventories	(1,526)	(20,441)	—
Prepaid expenses and other current assets	10,853	11,222	—
Accounts payable	27,326	45,018	—
Payroll related costs and accrued expenses	(21,059)	24,629	(1,436)
Liabilities subject to compromise	—	—	(33,000)
Income taxes receivable	4,552	2,108	—
Other	(1,180)	2,621	—
Net cash provided by (used in) operating activities	200,297	(60,834)	(56,093)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(244,263)	(151,445)	—
Proceeds from disposal of property, plant and equipment and non-core service lines	30,379	36,741	—
Business acquisition purchase price adjustment	1,500	—	—
Net cash used in investing activities	(212,384)	(114,704)	—
Cash flows from financing activities:
Payments on DIP Facility	—	—	(25,000)
Financing costs	(3,511)	(1,739)	(2,248)
Proceeds from issuance of common stock, net of offering costs	—	215,920	200,000
Employee tax withholding on restricted stock vesting	(2,190)	(3,842)	—
Shares repurchased and retired	(20,331)	—	—
Net cash provided by (used in) financing activities	(26,032)	210,339	172,752
Effect of exchange rate changes on cash	135	(2,919)	—
Net increase (decrease) in cash and cash equivalents	(37,984)	31,882	116,659
Cash and cash equivalents, beginning of period	113,887	181,242	64,583
Cash and cash equivalents, end of period	$75,903	$213,124	$181,242

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Organization, Nature of Business and Summary of Significant Accounting Policies
Organization and Nature of Business
C&J Energy Services, Inc., a Delaware corporation (the “Successor” and together with its consolidated subsidiaries for periods subsequent to the Plan Effective Date (as defined in Note 2 - Chapter 11 Proceeding and Emergence), “C&J” or the “Company”), is a leading provider of well construction and intervention, well completion, well support and other complementary oilfield services and technologies to independent and major oil field companies engaged in the exploration, production and development of oil and gas properties in onshore basins throughout the continental United States. The Company offers a diverse, integrated suite of services across the life cycle of the well, including hydraulic fracturing, cased-hole wireline and pumping, cementing, coiled tubing, rig services, fluids management and other completions-focused and specialty well site support services.
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
On January 1, 2017 (the "Fresh Start Reporting Date"), in connection with the Company's emergence from its Chapter 11 Proceeding (as defined in Note 2 - Chapter 11 Proceeding and Emergence), the Company adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852 - Reorganizations ("ASC 852"), in preparing the consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the Chapter 11 Proceeding from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that were realized or incurred in the Chapter 11 Proceeding were recorded in a reorganization line item on the consolidated statements of operations. The Company's consolidated financial statements and notes on January 1, 2017, are not comparable to the consolidated financial statements for the periods subsequent to January 1, 2017, due to the application of fresh start accounting as noted above.
Reclassifications. Certain reclassifications have been made to prior period amounts to conform to current period financial statement presentation. These reclassifications did not affect previously reported results of operations, stockholders' equity, comprehensive income or cash flows.
Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used in, but are not limited to, determining the following: allowance for doubtful accounts, valuation of long-lived assets and intangibles, goodwill, useful lives used in depreciation and amortization, inventory reserves, litigation reserves, actuarial insurance reserves, income taxes and share-based compensation. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, or as additional information is obtained and as the Company’s operating environment changes.
Cash and Cash Equivalents. For purposes of the consolidated statement of cash flows, cash is defined as cash on-hand, demand deposits and short-term investments with initial maturities of three months or less. The Company maintains its cash and cash equivalents in various financial institutions, which at times may exceed federally insured amounts. Management believes that this risk is not significant. Cash balances related to the Company's captive insurance subsidiaries, which totaled $7.7 million and $23.8 million at September 30, 2018 and December 31, 2017, respectively, are included in cash and cash equivalents in the consolidated balance sheets, and the Company expects to use these cash balances to fund the day to day operations of the captive insurance subsidiaries and to settle future anticipated claims.
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
Inventories consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Raw materials	$3,577	$5,302
Work-in-process	1,520	1,329
Finished goods	71,359	74,552
Total inventory	76,456	81,183
Inventory reserve	(3,262)	(3,390)
Inventory, net	$73,194	$77,793
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
PP&E are evaluated on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain PP&E may not be recoverable. PP&E and definite-lived intangible assets are reviewed for impairment upon the occurrence of a triggering event. An impairment loss is recorded in the period in which it is determined that the carrying amount of the assets are not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group, excluding interest expense. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the service line level. The Company's asset groups consist of the well support services, fracturing, cased-hole wireline and pumping services, cementing, coiled tubing, and data acquisition and control instruments provider service lines as well as the research and technology ("R&T") service lines. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the related assets, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related assets. The

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

impairment loss is then allocated across the asset group's major classifications. No impairment charge was recorded for the nine months ended September 30, 2018 and 2017.
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
The Company’s quantitative impairment analysis involves the use of a blended income and market approach. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on each reporting unit. Critical assumptions include projected revenue growth, fleet count, utilization, gross profit rates, sales, general and administrative ("SG&A") rates, working capital fluctuations, capital expenditures, discount rates, terminal growth rates and price-to-earnings multiples. The Company’s market capitalization is also used to corroborate reporting unit valuations.
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
Deferred Financing Costs. Costs incurred to obtain revolver based financing are capitalized and amortized over the term of the loan using the effective interest method. Costs incurred to obtain non-revolver based debt financing are presented on the balance sheet as a direct deduction from the carrying amount of the term debt, consistent with debt discounts, and accreted over the term of the loan using the effective interest method.
Revenue Recognition. The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and its related updates as codified under ASC 606, Revenue from Contracts with Customers ("ASC 606") on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three and nine months ended September 30, 2018 reflect the application of ASC 606 guidance while the reported results for the corresponding prior year period were prepared under the previous guidance of ASC No. 605, Revenue Recognition ("ASC 605").
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
The Company’s services create or enhance a customer controlled asset. The performance obligations of each of the Company’s service lines are primarily satisfied over time. Measurement of the satisfaction of the performance obligations is measured using the output method, which is typically evidenced by a field ticket. A field ticket includes items such as services performed, consumables used, and man hours incurred to complete the job for the customer. Each field ticket is used to invoice customers. Payment terms for invoices issued are in accordance with a master services agreement with each customer, which typically require payment within 30 days of the invoice issuance.
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
Remaining Performance Obligations
The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with ASC 606-10-55-18, the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. Because of the short-term nature of the Company’s services, which generally last a few hours to multiple days, the Company does not have any contracts with a duration of longer than one year that require disclosure.
Contract Balances
Accounts receivable as presented on the Company’s consolidated balance sheets represent amounts due from customers for services provided. Bad debt expense of $1.8 million and $3.6 million was included as a component of direct costs on the consolidated statements of operations for the nine months ended September 30, 2018 and 2017, respectively.
The Company does not have any contracts in which it performs services for customers and payment for those services are contingent upon a future event (e.g., satisfaction of another performance obligation). As such, there are no contingent revenues or other contract assets recorded in the financial statements.
Significant Judgments
The majority of the Company’s performance obligations are satisfied over time. The Company has determined this best represents the transfer of value from its services to the customer as performance by the Company helps to enhance a customer controlled asset (e.g., unplugging a well, enabling a well to produce oil or natural gas). Revenue is recognized over time as the Company satisfies its performance obligations. Field tickets are issued periodically throughout and upon completion of each job to evidence the services performed for each job and support the use of the output method.
"Take-or-pay" provisions as part of fracturing contracts are considered stand ready performance obligations. The Company recognizes "take-or-pay" revenues using a time-based measure of progress, as the Company cannot reasonably

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

estimate if and when the customer will require the use of the Company’s fleet to provide the fracturing services; likewise, the customer can benefit when a well needs fracturing services from the fleet which is standing by to provide such services.
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
Disaggregation of Revenue
The following tables disaggregate revenue by the Company's reportable segments, core service lines and geography:

	Three Months Ended September 30, 2018
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Product Service Line
Fracturing	$251,504	$—	$—	$251,504
Cased-hole Wireline & Pumping	112,816	—	—	112,816
Cementing	—	66,603	—	66,603
Coiled Tubing	—	29,059	—	29,059
Rig Services	—	—	55,182	55,182
Fluids Management	—	—	33,347	33,347
Other	8,955	—	10,458	19,413
	$373,275	$95,662	$98,987	$567,924
Geography
West Texas	$147,567	$52,652	$25,531	$225,750
South Texas / South East	112,258	12,167	8,086	132,511
Rockies / Bakken	46,613	5,100	8,376	60,089
California	5,837	—	48,782	54,619
Mid-Con	41,868	13,122	7,504	62,494
North East	16,952	12,621	708	30,281
Other	2,180	—	—	2,180
	$373,275	$95,662	$98,987	$567,924

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2017
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Product Service Line
Fracturing	$215,959	$—	$—	$215,959
Cased-hole Wireline & Pumping	89,640	—	—	89,640
Cementing	—	15,546	—	15,546
Coiled Tubing	—	19,948	—	19,948
Rig Services	—	—	58,198	58,198
Fluids Management	—	—	30,333	30,333
Other	3,519	329	9,180	13,028
	$309,118	$35,823	$97,711	$442,652
Geography
West Texas	$117,367	$13,578	$21,845	$152,790
South Texas / South East	92,586	11,005	8,876	112,467
Rockies / Bakken	49,358	—	9,669	59,027
California	5,134	—	37,840	42,974
Mid-Con	21,021	3,384	7,110	31,515
North East	22,292	7,856	1,002	31,150
Other	1,360	—	11,369	12,729
	$309,118	$35,823	$97,711	$442,652

	Nine Months Ended September 30, 2018
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Product Service Line
Fracturing	$809,850	$—	$—	$809,850
Cased-hole Wireline & Pumping	327,947	—	—	327,947
Cementing	—	197,480	—	197,480
Coiled Tubing	—	84,605	—	84,605
Rig Services	—	—	155,343	155,343
Fluids Management	—	—	99,270	99,270
Other	22,518	81	34,351	56,950
	$1,160,315	$282,166	$288,964	$1,731,445
Geography
West Texas	$496,885	$157,935	$75,639	$730,459
South Texas / South East	346,880	37,885	26,141	410,906
Rockies / Bakken	129,698	15,639	27,712	173,049
California	16,681	—	133,182	149,863
Mid-Con	116,320	35,459	23,611	175,390
North East	48,406	35,248	1,988	85,642
Other	5,445	—	691	6,136
	$1,160,315	$282,166	$288,964	$1,731,445

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2017
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Product Service Line
Fracturing	$530,336	$—	$—	$530,336
Cased-hole Wireline & Pumping	222,549	—	—	222,549
Cementing	—	35,481	—	35,481
Coiled Tubing	—	56,283	—	56,283
Rig Services	—	—	167,765	167,765
Fluids Management	—	—	92,408	92,408
Other	10,921	1,445	29,801	42,167
	$763,806	$93,209	$289,974	$1,146,989
Geography
West Texas	$303,932	$33,376	$63,207	$400,515
South Texas / South East	193,829	30,369	32,163	256,361
Rockies / Bakken	136,956	—	28,542	165,498
California	11,343	—	110,291	121,634
Mid-Con	57,809	8,664	20,057	86,530
North East	56,926	20,800	5,061	82,787
Other	3,011	—	30,653	33,664
	$763,806	$93,209	$289,974	$1,146,989
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
Under term pricing agreements, the Company and customer agree to set pricing for a specified period of time. The agreed-upon pricing is subject to periodic review, as specifically defined in the agreement, and may be adjusted upon the agreement of both parties. These agreements typically do not feature provisions obligating either party to commit to a certain utilization level. Additionally, these agreements typically allow either party to terminate the agreement for its convenience without incurring a termination penalty.
Rates for services performed on a spot market basis are based on an agreed-upon spot market rate for each stage the Company fractures.
Under dedicated fleet arrangements, customers typically commit to targeted utilization levels based on a specified number of fracturing stages per calendar month or fulfilling the customer's requirements, in either instance at agreed-upon pricing. These agreements typically do not feature obligations to pay for services not used by the customer. In addition, the agreed-upon pricing is typically subject to periodic review, as specifically defined in the agreement, and may be adjusted upon the agreement of both parties. These contracts also typically allow for termination for either party's convenience with a brief notice period and typically feature a termination penalty in the event the customer terminates the contract for its convenience.

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
Well Construction and Intervention Services Segment
Cementing Services Revenue. The Company provides cementing services on a spot market or project basis. Jobs for these services are typically short-term in nature and are generally completed in a few hours. The Company typically charges the customer for these services on a per job basis at agreed-upon spot market rates or agreed-upon job pricing for a particular project. Revenue is recognized, and customers are invoiced upon the completion of each job based on a field ticket, which includes charges for the service performed and the consumables used during the course of service.
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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Share-Based Compensation. The Company’s share-based compensation plan provides the ability to grant equity awards to the Company’s employees, consultants and non-employee directors. As of September 30, 2018, only nonqualified stock options, restricted shares and performance awards had been granted under such plans. The fair value of restricted stock grants is based on the closing price of C&J’s common stock on the grant date. The Company values option grants based on the grant date fair value using the Black-Scholes option-pricing model, and the Company values equity awards with market conditions based on the grant date fair value using a Monte Carlo simulation, both of which require the use of subjective assumptions. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for the entire award. Further information regarding the Company’s share-based compensation arrangements and the related accounting treatment can be found in Note 5 - Stockholders' Equity.
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
The Company has federal, state and international net operating losses ("NOLs") carried forward from tax years ending before January 1, 2018 that will expire in the years 2021 through 2037. Due to U.S. tax reform, any U.S. federal income tax losses incurred for tax years beginning after December 31, 2017 can be carried forward indefinitely with no carry back available.  In addition, the taxable losses generated in tax years beginning after December 31, 2018 can only offset 80% of taxable income generated in tax years beginning after December 31, 2018. After considering the scheduled reversal of deferred tax liabilities, projected future taxable income, the potential limitation on use of NOLs under Section 382 of the Internal

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Code of 1986, as amended (the "Code") and tax planning strategies, the Company established a valuation allowance due to the uncertainty regarding the ultimate realization of the deferred tax assets associated with its NOL carryforwards.
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
The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized uncertain tax positions are reversed in the first period in which it is more-likely-than-not that the tax position would be sustained upon examination. Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. As of September 30, 2018, the Company had no uncertain tax positions.
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

	Three Months Ended September 30,
	2018	2017
	(In thousands, except per share amounts)
Numerator:
Net income attributed to common stockholders	$10,433	$10,484
Denominator:
Weighted average common shares outstanding	67,008	62,697
Effect of potentially dilutive common shares:
Warrants	—	—
Restricted shares	13	7
Weighted average common shares outstanding and assumed conversions	67,021	62,704
Income per common share:
Basic	$0.16	$0.17
Diluted	$0.16	$0.17

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30,		On January 1, 2017
	2018	2017	2017
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Net income (loss) attributed to common stockholders	$59,522	$(34,539)	$298,582
Denominator:
Weighted average common shares outstanding	67,153	60,188	118,633
Effect of potentially dilutive common shares:
Warrants	25	—	—
Restricted shares	6	—	—
Weighted average common shares outstanding and assumed conversions	67,184	60,188	118,633
Income (loss) per common share:
Basic	$0.89	$(0.57)	$2.52
Diluted	$0.89	$(0.57)	$2.52
A summary of securities excluded from the computation of basic and diluted earnings per share is presented below for the applicable periods:

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Basic earnings per share:
Restricted shares	1,086	563
Diluted earnings per share:
Anti-dilutive stock options	351	256
Anti-dilutive warrants	3,528	—
Anti-dilutive restricted shares	1,059	546
Potentially dilutive securities excluded as anti-dilutive	4,938	802

	Successor		Predecessor
	Nine Months Ended September 30,		On January 1, 2017
	2018	2017	2017
	(In thousands)		(In thousands)
Basic earnings (loss) per share:
Restricted shares	1,170	479	898
Diluted earnings (loss) per share:
Anti-dilutive stock options	351	222	4,416
Anti-dilutive warrants	2,352	—	—
Anti-dilutive restricted shares	1,145	467	898
Potentially dilutive securities excluded as anti-dilutive	3,848	689	5,314

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU No. 2016-02 seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. Unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both operating and finance leases to be recognized on the balance sheet. Additionally, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The amendments in ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. The Company will adopt this new accounting standard on January 1, 2019. The Company is currently determining the impacts of the new standard on its consolidated financial statements. The Company has performed a detailed review of its lease portfolio by evaluating its population of leased assets and is currently designing and implementing new processes and controls.
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
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires an entity to recognize the income tax consequences of an intra-entity asset transfer, other than an intra-entity asset transfer of inventory, when the transfer occurs. The ASU 2016-16 is effective for the interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, and early application is permitted. The Company adopted this new accounting standard on January 1, 2018. The Company recognized a cumulative effect adjustment as a reduction to retained earnings of $13.2 million which occurred as a result of the Company's adoption of ASU 2016-16.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which establishes a one-step process for testing goodwill for a drop in value. The ASU 2017-04 is effective for the interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company early adopted this new accounting standard on January 1, 2018, and there was no impact on its consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for the interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the "Tax Act") pursuant to Staff Accounting Bulletin No. 18, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Company is currently within the one-year measurement period and is in the process of accounting for the tax effects of the Tax Act.
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for the interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures, such as additional disclosures related to the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for the interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-50): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
Note 2 - Chapter 11 Proceeding and Emergence
On July 8, 2016, C&J Energy Services Ltd., a Bermuda corporation (the “Predecessor”) and certain of its direct and indirect subsidiaries (collectively, the “Debtors”), including C&J Corporate Services (Bermuda) Ltd. (together with the Predecessor, the “Bermudian Entities”), C&J Energy Production Services-Canada Ltd. and Mobile Data Technologies Ltd. (together, the “Canadian Entities”), entered into a Restructuring Support and Lock-Up Agreement (the “Restructuring Support Agreement”), with certain lenders holding approximately 90.0% of the secured claims and interests arising under the Credit Agreement, dated as of March 24, 2015 (as amended and otherwise modified, the “Original Credit Agreement”). The Restructuring Support Agreement contemplated the implementation of a financial restructuring of the Company, including the elimination of all amounts owed under the Original Credit Agreement through a complete debt-to-equity conversion and a re-investment in the Company through an equity rights offering. This financial restructuring was effectuated through the Restructuring Plan under Chapter 11 of the Bankruptcy Code.
To implement the Restructuring Support Agreement, on July 20, 2016 , the Debtors filed voluntary petitions for reorganization seeking relief under the provisions of Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court in the Southern District of Texas, Houston Division (the “Bankruptcy Court”), and also commenced ancillary proceedings in Canada on behalf of the Canadian Entities and a provisional liquidation proceeding in Bermuda on behalf of the Bermudian Entities (collectively, the “Chapter 11 Proceeding”). The Chapter 11 Proceeding was being administered under the caption “In re: CJ Holding Co., et al., Case No. 16-33590”. Throughout the Chapter 11 Proceeding, the Debtors continued operations and management of their assets in the ordinary course as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
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
Reorganization Items
The Company classifies all income, expenses, gains or losses that were incurred or realized as a result of the Chapter 11 Proceeding as reorganization items in its consolidated statements of operations. In addition, the Company reports professional fees and related costs associated with and incurred during the Chapter 11 Proceeding as reorganization items. The

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

components of reorganization items are as follows:

On January 1, 2017
(In thousands)
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
The Credit Facility also contains a financial covenant which requires the Company to maintain a monthly minimum fixed charge coverage ratio of 1.0:1.0 upon the occurrence of an event of default or on any date upon which the excess availability is less than the greater of (x) 12.5% of the Loan Cap and (y) $30.0 million. The fixed charge coverage ratio is generally defined in the Credit Facility as the ratio of (i) EBITDA minus certain capital expenditures and cash taxes paid to (ii) the sum of cash interest expenses, scheduled principal payments on borrowed money and certain distributions.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2018, the Company was in compliance with all financial covenants of the Credit Facility.
Prior Credit Facility
On January 6, 2017, in connection with the emergence from bankruptcy, the Company entered into a revolving credit and security agreement with PNC Bank, National Association, as administrative agent, which was subsequently amended and restated on May 4, 2017 (the “Prior Credit Facility”). The Prior Credit Facility was canceled and discharged on May 1, 2018.
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
In connection with the cancellation and discharge of the Prior Credit Facility, the Company accelerated the amortization of $1.5 million in deferred financing costs during the second quarter of 2018.
Note 4 - Goodwill and Other Intangible Assets
On November 30, 2017, the Company acquired all of the outstanding equity interests of O-Tex Holdings, Inc., and its operating subsidiaries (“O-Tex”). See Note 8 - Acquisitions for further discussion on the O-Tex acquisition. As of

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2018, all of the goodwill reported on the Company's consolidated balance sheet is related to the O-Tex acquisition, which was allocated to the Company's WC&I reporting unit.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 are as follows:

(In thousands)
December 31, 2017	147,515
Purchase price adjustment	(1,500)
September 30, 2018	146,015
Definite-Lived Intangible Assets
The Company reviews definite-lived intangible assets, along with PP&E, for impairment when a triggering event indicates that the asset may have a net book value in excess of recoverable value.
The change in the carrying amounts of other intangible assets as of the September 30, 2018 is presented as follows:

	Amortization Period	December 31, 2017	Amortization Expense	September 30, 2018
		(In thousands)
Customer relationships	8-15 years	$58,100	$—	$58,100
Trade name	10-15 years	68,300	—	68,300
Non-compete	4-5 years	1,600	—	1,600
		128,000	—	128,000
Less: accumulated amortization		(4,163)	(6,579)	(10,742)
Intangible assets, net		$123,837	$(6,579)	$117,258
Note 5 - Stockholders' Equity
Stock Repurchase
On July 31, 2018, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $150.0 million of the Company’s common stock over a twelve month period starting August 1, 2018. Repurchases may commence or be suspended at any time without notice. The program does not obligate the Company to purchase a specified number of shares of common stock during the period or at all and may be modified or suspended at any time at the Company’s discretion.
During the third quarter of 2018, the Company completed $20.3 million of total share repurchases of its common stock at an average price of $20.47 per share, representing a total of approximately 1.0 million shares of the Company's common stock.
Share-Based Compensation
Pursuant to the Restructuring Plan, the Company adopted the C&J Energy Services, Inc. 2017 Management Incentive Plan (as amended from time to time, the “MIP”) as of the Plan Effective Date.
The MIP provides for the grant of share-based awards to the Company’s employees, consultants and non-employee directors. The following types of awards are available for issuance under the MIP: incentive stock options and nonqualified stock options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights, performance awards,

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

share awards, other share-based awards and substitute awards. As of September 30, 2018, only nonqualified stock options, restricted shares and performance awards have been awarded under the MIP.
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
Stock Options
The fair value of each option award granted under the MIP is estimated on the date of grant using the Black-Scholes option-pricing model. Determination of the fair value was a matter of judgment and often involved the use of significant estimates and assumptions. Additionally, due to the Company’s lack of historical volume of option activity, the expected term of options granted was derived using the “plain vanilla” method. Expected volatilities were based on comparable public company data, with consideration given to the Company’s limited historical data. The Company makes estimates with respect to employee termination and forfeiture rates of the options within the valuation model. The risk-free rate is based on the approximate U.S. Treasury yield rate in effect at the time of grant. During the year ended December 31, 2017, approximately 0.4 million nonqualified stock options were granted under the MIP to certain of the Company's executive officers at a fair market value ranging from $16.55 to $22.19 per nonqualified stock option. Stock options granted during the first quarter of 2017 will expire on the tenth anniversary of the grant date and will vest over three years of continuous service from the grant date, with 34% vesting immediately upon the grant date, and 22% on each of the first, second and third anniversaries of the grant date. Stock options granted during the fourth quarter of 2017 will expire on the tenth anniversary of the grant date and will vest over three years of continuous service from the grant date, with one-third vesting on each of the first, second and third anniversaries of the grant date. During the nine months ended September 30, 2018, no stock options were granted by the Company.
As of September 30, 2018, the Company had approximately 0.4 million options outstanding to employees, including 0.2 million unvested options. The Company had approximately $2.6 million of share-based compensation remaining to be expensed over a weighted average remaining service period of 1.7 years.
The following table includes the assumptions used in determining the fair value of option awards granted during the year ended December 31, 2017.

Expected volatility	50.1% - 53.2%
Expected dividends	None
Exercise price	$30.83 - $42.65
Expected term (in years)	5.7 - 6.0
Risk-free rate	2.03% - 2.24%
Restricted Stock
The value of the Company’s outstanding restricted stock is based on the closing price of the Company’s common stock on the NYSE on the date of grant. During the year ended December 31, 2017, approximately 1.7 million shares of restricted stock were granted to employees and non-employee directors under the MIP, at fair market values ranging from $31.52 to $44.90 per share of restricted stock. Restricted stock awards granted to employees during the first quarter of 2017 will vest over three years of continuous service from the grant date, with 34% having vested immediately upon the grant date, and 22% on each of the first, second and third anniversaries of the grant date. Restricted stock awards granted to non-employee directors will vest in full on the first anniversary of the date of grant, subject to each director's continued service. Restricted stock awards granted to employees during the fourth quarter of 2017 will vest over three years of continuous service from the grant date, with one-third vesting on each of the first, second and third anniversaries. During the nine months ended September 30, 2018, approximately 2.0 thousand restricted shares were granted by the Company.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

To the extent permitted by law, the recipient of an award of restricted stock will generally have all of the rights of a stockholder with respect to the underlying common stock, including the right to vote the common stock and to receive all dividends or other distributions made with respect to the common stock. Dividends on restricted stock will be deferred until the lapsing of the restrictions imposed on the stock and will be held by the Company for the account of the recipient (either in cash or to be reinvested in restricted stock) until such time. Payment of the deferred dividends and accrued interest, if any, shall be made upon the lapsing of restrictions on the restricted stock, and any dividends deferred in respect of any restricted stock shall be forfeited upon the forfeiture of such restricted stock. As of September 30, 2018, the Company had not issued any dividends.
As of September 30, 2018, the Company had approximately 1.0 million shares of restricted stock outstanding to employees and non-employee directors. The Company had $24.4 million of share-based compensation remaining to be expensed over a weighted average remaining service period of 1.9 years.
Performance Stock
During the year ended December 31, 2017, the Company granted approximately 0.1 million shares of performance stock under the MIP to certain of the Company's executive officers at a fair market value of approximately $37.20 per share of restricted stock. The performance award cliff vests at the end of a three year performance period, and the participants may earn between 0% and 200% of the target number of the shares granted based on actual stock price performance upon comparison to a peer group. The vesting of these awards is subject to the employee's continued employment. The Company values equity awards with market conditions at the grant date using a Monte Carlo simulation model which simulates many possible future outcomes. During the nine months ended September 30, 2018, no performance stock was granted by the Company.
As of September 30, 2018, the Company had approximately 0.1 million shares of performance stock outstanding. The Company had $2.3 million of share-based compensation remaining to be expensed over a weighted average remaining service period of 2.2 years.
The following table presents the assumptions used in determining the fair value of the performance stock granted during the year ended December 31, 2017.

Expected volatility, including peer group	30.8% - 81.6%
Expected dividends	None
30 calendar day volume weighted average stock price, including peer group	$2.13 - $133.20
Expected term (in years)	3.0
Risk-free rate	1.94% - 1.95%
Note 6 - Commitments and Contingencies
Environmental Regulations & Liabilities
The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for the protection of the environment. These laws and regulations can change from time to time and may have retroactive effectiveness and impose new obligations on the Company. The Company continues to monitor the status of these laws and regulations. However, the Company cannot predict the future impact of such standards and requirements on its business.

Environmental risk is inherent to the Company's business and the Company maintains insurance coverage to mitigate its exposure to environmental liabilities. Currently, the Company is not aware of any environmental violations or liabilities that would have a material adverse effect upon its consolidated financial position, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred from time to time to maintain compliance or in response to an environmental incident. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
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
Note 7 - Segment Information
In accordance with ASC No. 280 - Segment Reporting ("ASC 280"), the Company routinely evaluates whether its separate operating and reportable segments have changed. This determination is made based on the following factors: (1) the Company’s chief operating decision maker (“CODM”) is currently managing each operating segment as a separate business and evaluating the performance of each segment and making resource allocation decisions distinctly and expects to do so for the foreseeable future, and (2) discrete financial information for each operating segment is available.
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
Well Construction and Intervention Services

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s WC&I segment consists of the following businesses and service lines: (1) cementing services and (2) coiled tubing services. During the first quarter of 2018, the Company exited its directional drilling business.
Well Support Services
The Company’s Well Support Services segment consists of the following businesses and service lines: (1) rig services; (2) fluids management services; and (3) other specialty well site services. During the first quarter of 2018, the Company decided to exit its artificial lift business.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth certain financial information with respect to the Company’s reportable segments.

	Completion Services	WC&I	Well Support Services	Corporate / Elimination	Total
	(In thousands)
Three months ended September 30, 2018
Revenue from external customers	$373,275	$95,662	$98,987	$—	$567,924
Inter-segment revenues	195	—	36	(231)	—
Depreciation and amortization	32,394	10,752	16,248	1,354	60,748
Operating income (loss)	31,119	7,071	(5,995)	(22,819)	9,376
Net income (loss)	30,940	7,071	(5,832)	(21,746)	10,433
Adjusted EBITDA	66,124	17,141	10,792	(21,255)	72,802
Capital expenditures	65,759	13,766	6,952	1,996	88,473
Nine months ended September 30, 2018
Revenue from external customers	$1,160,315	$282,166	$288,964	$—	$1,731,445
Inter-segment revenues	478	—	185	(663)	—
Depreciation and amortization	84,490	30,670	42,769	3,549	161,478
Operating income (loss)	144,644	20,870	(18,517)	(86,386)	60,611
Net income (loss)	143,279	21,092	(18,292)	(86,557)	59,522
Adjusted EBITDA	230,274	52,770	26,832	(75,613)	234,263
Capital expenditures	202,726	28,710	10,704	2,123	244,263
As of September 30, 2018
Total assets	$873,692	$403,985	$253,713	$143,322	$1,674,712
Goodwill	—	146,015	—	—	146,015
Three months ended September 30, 2017
Revenue from external customers	$309,118	$35,823	$97,711	$—	$442,652
Inter-segment revenues	220	6	318	(544)	—
Depreciation and amortization	19,788	2,826	12,490	1,167	36,271
Operating income (loss)	41,394	4,659	(10,174)	(29,467)	6,412
Net income (loss)	40,226	4,659	(8,095)	(26,306)	10,484
Adjusted EBITDA	61,544	7,475	785	(25,905)	43,899
Capital expenditures	65,859	6,712	6,327	—	78,898
Nine months ended September 30, 2017
Revenue from external customers	$763,806	$93,209	$289,974	$—	$1,146,989
Inter-segment revenues	1,245	64	615	(1,924)	—
Depreciation and amortization	51,800	8,341	37,217	3,351	100,709
Operating income (loss)	81,360	4,453	(26,701)	(102,352)	(43,240)
Net income (loss)	77,191	4,453	(22,810)	(93,373)	(34,539)
Adjusted EBITDA	128,365	11,177	6,535	(72,485)	73,592
Capital expenditures	126,808	9,855	14,100	682	151,445
As of September 30, 2017
Total assets	$669,420	$94,173	$318,090	$301,321	$1,383,004
The CODM and the rest of management evaluates reportable segment performance and allocates resources based on total earnings (loss) before net interest expense, income taxes, depreciation and amortization, other income (expense), net gain or (loss) on disposal of assets, acquisition-related costs, and non-routine items (“Adjusted EBITDA”), because Adjusted EBITDA is considered an important measure of each reportable segment’s performance. Adjusted EBITDA at the segment level is not considered to be a non-GAAP financial measure as it is the Company's segment measure of profit or loss and is required to be disclosed under GAAP pursuant to ASC 280.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Management believes that the disclosure of Adjusted EBITDA on a consolidated basis allows investors to make a direct comparison to competitors, without regard to differences in capital and financing structure. Investors should be aware, however, that there are limitations inherent in using Adjusted EBITDA as a measure of overall profitability because it excludes significant expense items. An improving trend in Adjusted EBITDA may not be indicative of an improvement in the Company’s profitability. To compensate for the limitations in utilizing Adjusted EBITDA as an operating measure, management also uses U.S. GAAP measures of performance, including operating income (loss) and net income (loss), to evaluate performance, but only with respect to the Company as a whole and not on a reportable segment basis.
As required under Item 10(e) of Regulation S-K of the Exchange Act, included below is a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, from net income (loss), which is the nearest comparable U.S. GAAP financial measure on a consolidated basis for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$10,433	$10,484	$59,522	$(34,539)
Interest expense, net	669	171	3,282	1,276
Income tax benefit	(1,504)	(3,127)	(2,457)	(8,756)
Depreciation and amortization	60,748	36,271	161,478	100,709
Other (income) expense, net	(222)	(1,116)	264	(1,221)
(Gain) loss on disposal of assets	1,170	(1,324)	730	(10,517)
Acquisition-related and other transaction costs	—	879	970	1,184
Severance and business divestiture costs	1,282	—	7,461	513
Restructuring costs	226	1,661	3,013	9,285
Share-based compensation expense acceleration	—	—	—	15,658
Adjusted EBITDA	$72,802	$43,899	$234,263	$73,592
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
The O-Tex transaction was accounted for using the acquisition method of accounting for business combinations. The preliminary purchase price was allocated to the net assets acquired based upon their estimated fair values. The estimated fair values of certain assets and liabilities, including property plant and equipment, other intangible assets, and contingencies required significant judgments and estimates. As a result, the provisional measurements are subject to change during the measurement period.
During the second quarter of 2018, C&J and the seller agreed to a working capital adjustment of $1.5 million in favor of C&J, which was accounted for as a reduction to the purchase price of O-Tex.
The following unaudited pro forma results of operations have been prepared as though the O-Tex transaction was completed on January 1, 2016. Pro forma amounts are based on the purchase price allocation of the acquisition and are not necessarily indicative of results that may be reported in the future:

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended September 30, 2017
(In thousands)
Revenues	$1,273,503
Net loss	$(37,076)
Note 9 - Supplemental Cash Flow Disclosures
Listed below are supplemental cash flow disclosures for the nine months ended September 30, 2018 and 2017 and the Fresh Start Reporting Date:

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	On January 1, 2017
	(In thousands)		(In thousands)
Cash paid for interest	$(1,063)	$(848)	$—
Income taxes refunded, net	$4,069	$10,697	$—
Reorganization items, cash	$—	$—	$(21,657)
Non-cash investing and financing activity:
Change in accrued capital expenditures	$15,190	$(4,511)	$—

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

•
pressure on pricing for our services, including due to competition and industry and/or economic conditions, which impacts, among other things, our ability to implement price increases or maintain pricing and margin on our services;

•	the loss of, or interruption or delay in operations by, one or more significant customers;

•	the failure by one or more of our significant customers to pay amounts when due, or at all;

•	changes in customer requirements in the markets we serve;

•	costs, delays, compliance requirements and other difficulties in executing our short-and long-term business plans and growth strategies;

•
the effects of recent or future acquisitions on our business, including our ability to successfully integrate our operations and the costs incurred in doing so and the costs and potential liabilities associated with new or expanded areas of operational risks (such as offshore or international operations);

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
This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in Part I, Item 1 of this Quarterly Report and “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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
We were founded in Texas in 1997 and our headquarters are in Houston, Texas. On April 12, 2017, following the successful completion of a financial restructuring (see Note 2 - Chapter 11 Proceeding and Emergence in Part I, Item 1 “Financial Statements” of this Quarterly Report), we completed an underwritten public offering of common stock and began trading on the New York Stock Exchange (“NYSE”) under the symbol “CJ.”
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
We continuously monitor factors that impact our asset utilization and pricing levels; including current and expected customer activity levels. Historically, our utilization levels have been highly correlated to U.S. onshore spending by our customers, which is heavily driven by the price of oil and natural gas. Generally, as capital spending by our customers increases, their drilling, completion and production activity also increases, resulting in increased demand for our services, and therefore more days or hours worked (as the case may be). Conversely, when drilling, completion and production activity levels decline due to lower spending by our customers, we generally provide fewer services, which results in fewer days or hours worked (as the case may be). Additionally, during periods of decreased spending by our customers, we may be required to discount our rates or provide other pricing concessions to remain competitive and support utilization, which negatively impacts our revenue and operating margins. During periods of pricing weakness for our services, we may not be able to reduce our costs accordingly, and our ability to achieve any cost reductions from our suppliers typically lags behind the decline in pricing for our services, which further adversely affects our results. Furthermore, when demand for our services increases following a period of low demand, our ability to capitalize on such increased demand may be delayed while we reengage and deploy equipment and crews that have been idled during a downturn. For additional information about factors impacting our business and results of operations, please see “Industry Trends and Outlook” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our operating strategy continues to be focused on maintaining high asset utilization levels to maximize revenue generation while controlling cost to drive returns. Each segment measures asset utilization as follows:
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
To help manage asset utilization and profitability in our operations, our management monitors revenue, Adjusted EBITDA by reportable business segment and certain operational data indicative of utilization levels, which information is provided for each of our operating segments under “Reportable Segments” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Management evaluates the financial performance of our reportable business segments primarily based on such segment's Adjusted EBITDA because management believes Adjusted EBITDA provides important information about the activity and profitability of our lines of business within each reportable business segment and aids us in analytical comparisons for purposes of, among other things, efficiently allocating our assets and resources. Adjusted EBITDA at the segment level is not considered to be a non-GAAP financial measure as it is our segment measure of profit or loss and is required to be disclosed under GAAP pursuant to ASC 280. Please read Note 7 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for the definition and calculation of Adjusted EBITDA.

Results of Operations
The following is a comparison of our results of operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. The results for the Predecessor on January 1, 2017 reflect solely the impact of the application of fresh start accounting on that date and are therefore not included in the discussion of results of operations below.
Results for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
The following table summarizes the change in our results of operations for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017	$ Change
	(In thousands)
Completion Services:
Revenue	$373,275	$309,118	$64,157
Operating income	$31,119	$41,394	$(10,275)

Well Construction and Intervention Services:
Revenue	$95,662	$35,823	$59,839
Operating income	$7,071	$4,659	$2,412

Well Support Services:
Revenue	$98,987	$97,711	$1,276
Operating loss	$(5,995)	$(10,174)	$4,179

Corporate / Elimination:
Revenue	$—	$—	$—
Operating loss	$(22,819)	$(29,467)	$6,648

Combined:
Revenue	$567,924	$442,652	$125,272

Costs and expenses:
Direct costs	445,466	339,980	105,486
Selling, general and administrative expenses	49,870	59,639	(9,769)
Research and development	1,294	1,674	(380)
Depreciation and amortization	60,748	36,271	24,477
(Gain) loss on disposal of assets	1,170	(1,324)	2,494
Operating income (loss)	9,376	6,412	2,964
Other income (expense):
Interest expense, net	(669)	(171)	(498)
Other income (expense), net	222	1,116	(894)
Total other income (expense)	(447)	945	(1,392)
Income (loss) before income taxes	8,929	7,357	1,572
Income tax benefit	(1,504)	(3,127)	1,623
Net income (loss)	$10,433	$10,484	$(51)

Revenue
Revenue increased $125.3 million, or 28.3%, to $567.9 million for the three months ended September 30, 2018, as compared to $442.7 million for the three months ended September 30, 2017. The increase in revenue was primarily due to (i) an increase of $64.2 million in our Completion Services segment as a result of our expanded fracturing services asset base, (ii) an increase of $59.8 million in our Well Construction and Intervention Services segment as a result of an increase in cementing revenue due to our expanded business with the acquisition of O-Tex Holdings, Inc. ("O-Tex") during the fourth quarter of 2017 and (iii) an increase of $1.3 million in our Well Support Services segment as a result of improving utilization and pricing levels, partially offset by the divestiture of our Canadian rig services business in the fourth quarter of 2017.
Direct Costs
Direct costs increased $105.5 million, or 31.0%, to $445.5 million for the three months ended September 30, 2018, compared to $340.0 million for the three months ended September 30, 2017. The increase in direct costs was primarily due to the operations of our expanded asset bases which resulted in additional labor and consumable costs, as well as our expanded cementing business with the acquisition of O-Tex.
As a percentage of revenue, direct costs increased to 78.4% for the three months ended September 30, 2018, as compared to 76.8% for the three months ended September 30, 2017. The increase was primarily due to challenging market conditions within our fracturing service line as a result of takeaway constraints in West Texas and customer budget exhaustion throughout the third quarter of 2018, which led to declining utilization in our fracturing business.
Selling, General and Administrative Expenses (“SG&A”)
SG&A decreased $9.8 million, or 16.4%, to $49.9 million for the three months ended September 30, 2018, as compared to $59.6 million for the three months ended September 30, 2017. The decrease in SG&A was primarily due to (i) an $8.3 million reduction in employee-related costs (excluding O-Tex), (ii) a $1.4 million reduction in restructuring charges related to our Chapter 11 bankruptcy proceeding in the corresponding prior year period, (iii) a $0.9 million reduction in acquisition-related costs related to the O-Tex transaction in 2017 and (iv) a $1.9 million reduction in other selling, general and administrative expenses, offset by an incremental $2.7 million increase in SG&A expenses as a result of the acquisition of O-Tex.
Depreciation and Amortization Expense (“D&A”)
D&A increased $24.5 million, or 67.5%, to $60.7 million for the three months ended September 30, 2018, as compared to $36.3 million for the three months ended September 30, 2017. The increase in D&A was primarily the result of increased capital expenditures associated with equipment placed into service after the third quarter of 2017 and the integration of the acquired O-Tex asset base in the fourth quarter of 2017.
Interest Expense
Interest expense, net increased $0.5 million, or 291.2%, to $0.7 million for the three months ended September 30, 2018, as compared to $0.2 million for the three months ended September 30, 2017. The increase is primarily due to a reduction of interest income as a result of lower money market balances during the period.
Income Taxes
We recorded a tax benefit of $1.5 million for the three months ended September 30, 2018, at a negative effective rate of (16.8%), compared to a tax benefit of $3.1 million for the comparable prior year period, at a negative effective rate of (42.5%). The decrease in the effective tax rate, and the resulting effective tax rate below the expected statutory rate, was primarily due to the existence and adjustment of our valuation allowance applied against certain deferred tax assets, including net operating loss carryforwards.

Results for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
The following table summarizes the change in our results of operations for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017	$ Change
	(In thousands)
Completion Services:
Revenue	$1,160,315	$763,806	$396,509
Operating income	$144,644	$81,360	$63,284

Well Construction and Intervention Services:
Revenue	$282,166	$93,209	$188,957
Operating income	$20,870	$4,453	$16,417

Well Support Services:
Revenue	$288,964	$289,974	$(1,010)
Operating loss	$(18,517)	$(26,701)	$8,184

Corporate / Elimination:
Revenue	$—	$—	$—
Operating loss	$(86,386)	$(102,352)	$15,966

Combined:
Revenue	$1,731,445	$1,146,989	$584,456

Costs and expenses:
Direct costs	1,328,065	912,197	415,868
Selling, general and administrative expenses	175,714	182,896	(7,182)
Research and development	4,847	4,944	(97)
Depreciation and amortization	161,478	100,709	60,769
Gain on disposal of assets	730	(10,517)	11,247
Operating income (loss)	60,611	(43,240)	103,851
Other income (expense):
Interest expense, net	(3,282)	(1,276)	(2,006)
Other income (expense), net	(264)	1,221	(1,485)
Total other income (expense)	(3,546)	(55)	(3,491)
Income (loss) before income taxes	57,065	(43,295)	100,360
Income tax benefit	(2,457)	(8,756)	6,299
Net income (loss)	$59,522	$(34,539)	$94,061

Revenue
Revenue increased $584.5 million, or 51.0%, to $1.7 billion for the nine months ended September 30, 2018, as compared to $1.1 billion for the nine months ended September 30, 2017. The increase in revenue was primarily due to (i) an increase of $396.5 million in our Completion Services segment as a result of our expanded fracturing services asset base, as well as a stronger demand for all of our completion services, which resulted in improved utilization and pricing when compared to the corresponding prior year period, (ii) an increase of $189.0 million in our Well Construction and Intervention Services segment as a result of (a) an increase in cementing revenue due to our expanded business with the acquisition of O-Tex during the fourth quarter of 2017 and (b) the deployment of additional coiled tubing units and (iii) a decrease of $1.0 million in our Well Support Services segment primarily as a result of the divestiture of our Canadian rig services business in the fourth quarter of 2017, partially offset by improving customer demand and pricing.
Direct Costs
Direct costs increased $415.9 million, or 45.6%, to $1.3 billion for the nine months ended September 30, 2018, compared to $912.2 million for the nine months ended September 30, 2017. The increase in direct costs was primarily due to the operations of our expanded asset bases and improved utilization which resulted in additional labor and consumable costs, as well as our expanded cementing business with the acquisition of O-Tex.
As a percentage of revenue, direct costs decreased to 76.7% for the nine months ended September 30, 2018, as compared to 79.5% for the nine months ended September 30, 2017. The decrease was primarily due to substantially improved pricing for our services due to the more favorable market conditions resulting from the increase in commodity prices as well as the divestiture of underperforming businesses and shutting down unprofitable districts.
Selling, General and Administrative Expenses (“SG&A”)
SG&A decreased $7.2 million, or 3.9%, to $175.7 million for the nine months ended September 30, 2018, as compared to $182.9 million for the nine months ended September 30, 2017. The decrease in SG&A was primarily due to (i) a $10.8 million reduction in share based compensation expense related to an accelerated vesting in the first quarter of 2017, (ii) a $6.3 million reduction in restructuring charges related to our Chapter 11 bankruptcy proceeding in the corresponding prior year period and (iii) a $3.3 million reduction in employee related costs (excluding O-Tex), offset by (i) an incremental $8.2 million increase in SG&A expenses as a result of the acquisition of O-Tex and (ii) a $4.2 million increase in severance expense and accelerated equity vesting associated with the departure of an executive officer.
Depreciation and Amortization Expense (“D&A”)
D&A increased $60.8 million, or 60.3%, to $161.5 million for the nine months ended September 30, 2018, as compared to $100.7 million for the nine months ended September 30, 2017. The increase in D&A was primarily the result of increased capital expenditures associated with equipment placed into service after the third quarter of 2017 and the integration of the acquired O-Tex asset base in the fourth quarter of 2017.
Interest Expense
Interest expense, net increased $2.0 million, or 157.2% to $3.3 million for the nine months ended September 30, 2018, as compared to $1.3 million for the nine months ended September 30, 2017. The increase was primarily due to the acceleration of a $1.5 million non-cash deferred financing charge during the second quarter of 2018 related to the previous credit facility, as well as a reduction of interest income as a result of lower money market balances during the period.
Income Taxes
We recorded a tax benefit of $2.5 million for the nine months ended September 30, 2018, at a negative effective rate of (4.3%), compared to a tax benefit of $8.8 million for the comparable prior year period, at an effective rate of 20.2%. For the nine months ended September 30, 2018, before the effect of additional allowed refund claims, we recorded income taxes at an estimated effective tax rate of approximately (4.1%). The decrease in the effective tax rate, and the resulting effective tax rate below the expected statutory rate, was primarily due to the existence, and adjustment of our valuation allowance applied against certain deferred tax assets, including net operating loss carryforwards.

Reportable Segments
During the first quarter of 2018, we revised our reportable segments. As a result of the revised reportable segment structure, we have restated the corresponding items of the segment information for all periods presented. As of September 30, 2018, our reportable business segments are:

•
Completion Services, which consists of the following businesses and service lines: (1) fracturing services; (2) cased-hole wireline and pumping services; and (3) completion support services, which includes our research and technology (“R&T”) department.

•	Well Construction and Intervention Services, which consists of the following businesses and service lines: (1) cementing services and (2) coiled tubing services.

•	Well Support Services, which consists of the following businesses and service lines: (1) rig services; (2) fluids management services; and (3) other specialty well site services.
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
Completion Services
The core services provided through our Completion Services segment are fracturing, cased-hole wireline and pumping services. Our completion support services are focused on supporting the efficiency and effectiveness of our operations. Our R&T department provides in-house manufacturing capabilities that help to reduce operating cost and enable us to offer more technologically advanced and efficiency focused completion services, which we believe is a competitive differentiator. For example, through our R&T department we manufacture the data control instruments used in our fracturing operations and the perforating guns and addressable switches used in our wireline operations; these products are also sold to third-parties. The majority of revenue for this segment is generated by our fracturing business.
During the third quarter of 2018, our fracturing business deployed, on average, approximately 725,000 hydraulic horsepower (“HHP”) out of a fleet of approximately 900,000 HHP as of September 30, 2018. We exited the third quarter of 2018 with approximately 695,000 HHP deployed, consisting of sixteen horizontal and two vertical frac fleets, after idling two horizontal frac fleets during the quarter. Our typical horizontal fleet size consists of 20 pumps, or approximately 40,000 HHP, and our typical vertical fleet size consists of 10 pumps, or approximately 20,000 HHP. In our cased-hole wireline and pumping business, during the third quarter of 2018, we deployed, on average, approximately 68 wireline trucks and 81 pumpdown units out of our fleet of 124 trucks and 81 pumpdown units, respectively, as of September 30, 2018. Not all of our deployed assets are utilized fully, or at all, at any given time, due to, among other things, routine scheduled maintenance and downtime.
The following table presents revenue, Adjusted EBITDA and certain operational data for our Completion Services segment for the third quarter of 2018, the second quarter of 2018, and the third quarter of 2017. Please read Note 7 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for the definition and calculation of Adjusted EBITDA. For additional information, please also read “Operating Overview” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017
	(In thousands)
Revenue
Fracturing	$251,504	$288,855	$215,959
Cased-hole Wireline & Pumping	112,816	115,377	89,640
Other	8,955	8,663	3,519
Total revenue	$373,275	$412,895	$309,118

Adjusted EBITDA	$66,124	$83,252	$61,544

Average active hydraulic fracturing horsepower	725,000	675,000	535,000
Total fracturing stages	4,872	4,823	4,095

Average active wireline trucks	68	69	74

Average active pumpdown units	81	76	66
During the third quarter of 2018, both revenue and profitability decreased sequentially in our Completion Services segment primarily due to lower utilization and pricing softness, primarily in our fracturing business. Despite re-dedicating two spot fleets to dedicated customers in the quarter, we experienced an increased number of activity gaps in our fracturing calendar, primarily due to customer budget exhaustion and achievement of annual production targets. In response, and in-line with our returns focused strategy, we idled two horizontal frac fleets during the third quarter, which we plan to redeploy once customer demand and market conditions improve. In our wireline and pumping businesses, we entered the third quarter experiencing strong customer demand and pricing momentum; however, reductions in fracturing activity across the industry caused both revenue and profitability to soften during the latter part of the quarter.
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
During the third quarter of 2018, our cementing business deployed, on average, approximately 72 cementing units out of our fleet of 115 units as of September 30, 2018; and in our coiled tubing business, we deployed, on average, approximately 18 coiled tubing units during the quarter out of our fleet of 46 units at quarter end. Our deployed assets may not be utilized fully, or at all, at any given time, due to, among other things, routine scheduled maintenance and downtime.
The following table presents revenue, Adjusted EBITDA and certain operational data for our Well Construction and Intervention Services segment for the third quarter of 2018, the second quarter of 2018, and the third quarter of 2017. Please read Note 7 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for the definition and calculation of Adjusted EBITDA. For additional information, please also read “Operating Overview” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017
	(In thousands)
Revenue
Cementing	$66,603	$69,328	$15,546
Coiled Tubing	29,059	29,758	19,948
Other	—	—	329
Total revenue	$95,662	$99,086	$35,823

Adjusted EBITDA	$17,141	$19,632	$7,475

Average cementing units	115	118	36
Average active cementing units	72	73	29

Average coiled tubing units	46	45	44
Average active coiled tubing units	18	16	16
Third quarter revenue and profitability decreased sequentially due to unexpected coiled tubing equipment downtime, weather-driven delays primarily in South Texas and lower utilization in our cementing business associated with the transition of people and equipment to our new cementing facility in West Texas. In our coiled tubing business, we experienced periods of unexpected downtime with three large diameter units and weather-driven delays in South Texas in late September. Demand for large diameter coil has remained strong, accounting for the vast majority of the revenue and profitability generated in our coiled tubing business during the third quarter of 2018.
Well Support Services
Our Well Support Services segment focuses on post-completion activities at the well site, including rig services, such as workover and plug and abandonment, fluids management services, and other specialty well site services. Although we previously provided artificial lift applications through this segment, we completed the sale of substantially all of the assets and inventory associated with this business on July 2, 2018. Additionally, in response to the highly competitive landscape and reflecting our returns-focused strategy, we have continued to focus on operational rightsizing measures to better align these businesses with current market conditions, which has included closing facilities and idling unproductive equipment. For example, during the fourth quarter of 2017, we divested our Canadian rig services business, during the first quarter of 2018, we exited the condensate hauling business in South Texas, and late in the second quarter of 2018, we shut-down our East Texas rig services operations. The majority of revenue for this segment is generated by our rig services business, and we consider rig services and fluids management to be the core businesses within this segment.
During the third quarter of 2018, our rig services business deployed, on average, approximately 120 workover rigs per workday out of our average fleet of approximately 349 marketable workover rigs. In our fluids management business, we deployed, on average, approximately 640 fluid services trucks per workday and approximately 1,331 frac tanks per workday out of our estimated average fleets of approximately 986 trucks and 3,010 frac tanks, respectively. In our fluids management business, we own 23 private salt water disposal wells for fluids disposal purposes. However, not all of our deployed assets are utilized fully, or at all, at any given time, due to, among other things, routine scheduled maintenance and downtime.
The following table presents revenue, Adjusted EBITDA, and certain operational data for our Well Support Services segment for the third quarter of 2018, the second quarter of 2018, and the third quarter of 2017. Please read Note 7 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for the definition and calculation of Adjusted EBITDA. For additional information, please also read “Operating Overview” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017
	(In thousands)
Revenue
Rig Services	$55,182	$51,716	$58,198
Fluids Management	33,347	34,128	30,333
Other Special Well Site Services	10,458	12,696	9,180
Total revenue	$98,987	$98,540	$97,711

Adjusted EBITDA	$10,792	$10,933	$785

Average active workover rigs	120	118	132
Total workover rig hours	95,149	93,911	99,144

Average fluids management trucks	986	981	1,087
Average active fluids management trucks	640	636	635
Total fluids management truck hours	305,546	310,445	314,656
Well Support Services segment revenue increased for the third quarter of 2018, but profitability decreased slightly sequentially due to prolonged downtime during the Fourth of July week, project start-up costs from work awarded late in the second quarter and inclement weather in September that negatively affected both our Mid-Continent and Texas operations. In our rig services business, we deployed additional workover rigs into our core operating basins of California and West Texas, and we exited the third quarter of 2018 with our highest deployed rig count of 2018. Special services revenue and profitability remained strong due to increased plug and abandonment activity originating from our rig services business in select core basins. In our fluids management business, we experienced increased demand in certain basins and deployed additional trucks in California, which was largely offset by lower activity levels in West Texas and weather-driven delays in the Mid-Continent and both South and West Texas late in the third quarter of 2018.
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
As the industry recovers from the severe declines and sustained weakness and volatility in commodity prices over the course of late 2014 through most of 2016, competition has increased, both from new entrants into the oilfield services industry and from established competitors who are adding to their revenue-producing asset base. Our competitors include many large and small energy service companies, including some of the largest integrated oilfield services companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow them to compete more effectively than we can, including by reducing prices for services in our core operating areas. Our major competitors for both our Completion Services and Well Construction and Intervention Services segments include Halliburton, Schlumberger, BJ Services, Keane Group, RPC, Inc., FTS International, Inc., ProPetro Holding Corp., Basic Energy Services, Superior Energy Services, CalFrac Well Services, as well as a significant number of regional, predominantly private businesses. Our major competitors for our Well Support Services include Key Energy Services, Basic Energy Services, Superior Energy Services, Precision, Forbes, Pioneer Energy Services and Ranger Energy Services, as well as a significant number of predominantly private, regional businesses.
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
Current Market Conditions and Outlook
The severe weakness in oil prices experienced from late 2014 through most of 2016 began to abate towards the end of 2016 as commodity prices began to stabilize and customers began re-initiating their drilling and completion programs. During 2017 and 2018 to date, the price of oil generally continued to rise, and we believe it is currently stabilized at a level that provides adequate financial returns to our customers and should encourage increased drilling, completion and production activities in many domestic oil-producing basins; whereas, the price of gas has not risen to a level that would encourage such activities. Our results for the first three quarters of 2018 generally reflect these constructive market dynamics.
During the second quarter of 2018, the industry experienced concerns that growing oil production in West Texas may temporarily exceed the capacity of the region’s pipelines to transport oil from oil wells to oil refineries. We have a significant operating presence in this area and our financial results for the second quarter of 2018 were negatively impacted by customer reactions to these concerns. Our Completion Services businesses experienced declines in utilization and pricing in the latter part of the second quarter. Our fracturing business was the most significantly impacted, stemming from customer driven activity gaps coupled with the termination of several dedicated fracturing agreements, which increased our exposure to the spot market. These dynamics have continued into the third quarter, with continuing weakness in completion activity. If these conditions persist and the pipelines become constrained, this could force our customers in the region to reduce their activities, which represents a risk to our near-term financial results. We have continued to benefit from our geographic and product line diversity. However, like C&J, our competitors also have the ability to rapidly move assets and crews between basins as market conditions change.
We continue to monitor the market for our services and the competitive environment. The U.S. domestic rig count has increased since the historical low recorded during the second quarter of 2016, which has increased demand and pricing for our services. However, increasing competition, logistical constraints and other factors and trends represent a risk to our near-term financial results and may negatively impact our performance for the remainder of 2018.
We seek to manage our business in line with demand for services and try to make adjustments as necessary to effectively respond to changes in market conditions, customer activity levels, pricing for our services and equipment, and utilization of our equipment and personnel. Our response to the industry's persistent uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending. We intend to maintain a financial structure that includes little or no debt during the near term. We take a measured approach to asset deployment, balancing our view of current and expected customer activity levels with a focus on generating positive returns for our shareholders. Our priorities remain to drive revenue by maximizing utilization, to improve margins through cost controls, to protect and grow our market share by focusing on the quality, safety and efficiency of our service execution, and to ensure that we are strategically positioned to capitalize on constructive market dynamics.
Completion Services Outlook
The weakening completion services environment we experienced at the end of the third quarter of 2018 is expected to continue through the fourth quarter, and we anticipate weak utilization due to continued customer budget exhaustion and typical year-end seasonality. We will manage the deployment of our asset base closely with our primary focus on reducing costs. Unless we have a clear understanding of when activity levels will accelerate, we anticipate idling more frac fleets until customer demand and market conditions materially improve. Our strategy remains to increase frac utilization by dedicating more fleets with existing, high-quality customers that have large inventories of work and proven track records of efficient operations, many of which we have created long-term relationships with over the past several years. In our cased-hole wireline and pumping businesses, we expect lower utilization to continue during the fourth quarter, and we will focus on deploying equipment efficiently and reducing costs in order to minimize margin degradation.
Well Construction and Intervention Services Outlook
We currently expect that our Well Construction and Intervention Services segment will experience stable customer activity levels in the fourth quarter of 2018 as the drilling rig count has remained flat and customer demand for our services has remained strong. In our cementing business, we are focused on increasing utilization from our growing asset base in the Delaware Basin in West Texas and increasing market share with new customers in our core operating basins, all of which should significantly offset expected seasonality late in the fourth quarter. In our coiled tubing business, we expect to have all large diameter units deployed, which should lead to improvements in both revenue and Adjusted EBITDA in this segment during the fourth quarter.
Well Support Services Outlook
Despite anticipated lower activity levels from select customers in the fourth quarter of 2018 due to typical year-end seasonality, we expect improvement in both revenue and Adjusted EBITDA in our Well Support Services segment as we plan to deploy additional equipment in both California and West Texas for work won late in the third quarter. We believe that higher oil prices and enhanced workover and well maintenance economics should result in improved pricing and steady activity levels, and we plan to continue increasing our pricing throughout the fourth quarter as demand for our services continues to grow. In our rig services business, we are focused on increasing profitable market share in both California and West Texas due to our reputation of delivering superior service quality and safety and our ability to continue deploying upgraded, high-spec workover rigs. In our fluids management business, we expect to continue allocating assets into areas with growing fluids logistics and disposal demand, and we plan to deploy additional assets into California throughout the fourth quarter for work won late in the third quarter from one of our largest customers in the basin. Additionally, in the fourth quarter we plan to shut-down certain trucking operations with marginal profitability in Northwest Texas, which is consistent with our strategy of exiting unprofitable businesses and should help improve our margins over the coming quarters. Going forward, we will continue to focus on further capitalizing on higher customer activity levels and maintaining our strategy of aligning with customers who have deep inventories of work and who value our ability to safely deliver superior service quality, which should result in increasing segment profitability and returns.
For additional information, please see “Liquidity and Capital Resources” and “Reportable Segments” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in addition to “Cautionary Note Regarding Forward-Looking Statements” in Part I, Financial Information and “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Liquidity and Capital Resources
Sources and Uses of Liquidity and Capital Resources
Our primary sources of liquidity have historically included, and we have funded our capital expenditures with, cash flows from operations, proceeds from public offerings of our common stock and borrowings under debt facilities. Our ability to generate future cash flows is subject to a number of variables, many of which are outside of our control, including the drilling, completion and production activity by our customers, which is highly dependent on oil and gas prices. See Part I,

Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Industry Trends and Outlook” for additional discussion of certain factors that impact our results and the market challenges within our industry. Please also read “-Financial Condition and Cash Flows” below for information about net cash provided by or used in our operating, investing and financing activities.
Our financial performance and condition has remained strong during the nine months ended September 30, 2018, and we have maintained a strong balance sheet and a conservative capital structure. As of September 30, 2018, we had a cash balance of $75.9 million and no borrowings drawn on our Credit Facility, which had $316.8 million of available borrowing capacity after taking into consideration outstanding letters of credit totaling $21.7 million. This resulted in total liquidity of $392.7 million as of September 30, 2018. As of November 2, 2018, we had a cash balance of approximately $79.6 million and no borrowings drawn on our Credit Facility, which had $347.8 million of available borrowing capacity after taking into consideration our current outstanding letters of credit totaling $21.7 million, resulting in total liquidity of approximately $427.4 million. Under the terms of our Credit Facility, the borrowing base is subject to monthly adjustments based on current levels of accounts receivable and inventory. For additional information about the Credit Facility, please see “Description of our Indebtedness” below and Note 3 - Debt in Part I, Item 1 “Financial Statements” of this Quarterly Report.
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

Capital expenditures totaled $88.5 million in the third quarter of 2018, primarily pertaining to the maintenance of deployed equipment, the refurbishment of existing stacked equipment and related reactivation costs for equipment redeployed in both the second and third quarters of 2018, and the building of new equipment for our Completion and Well Construction and Intervention Services segments. In response to weakening demand in the third quarter that is expected to persist, we expect to largely limit capital expenditures in the fourth quarter to the maintenance of our active, deployed equipment.
Based on current market conditions and revised assumptions on future customer demand, we now expect our 2018 capital expenditure budget to range between $315.0 million and $325.0 million. We decreased our 2018 capital expenditure budget in the second quarter from the initial estimation of $430.0 million to $450.0 million due to our decision to delay the refurbishment and future redeployment of three stacked horizontal frac fleets. The further decrease in the third quarter is due to less growth and maintenance capital spending in most of our core service lines due to lower activity levels and reduced customer demand. The majority of our 2018 capital expenditure program has been spent on the refurbishment and reactivation of now redeployed frac fleets (the last of which was redeployed in July 2018), the refurbishment and redeployment of stacked equipment for most of our other core service lines, the manufacturing and deployment of select new-build equipment in our Completion and Well Construction and Intervention Services segments, and the ongoing maintenance of our active, deployed equipment across our asset base. However, if current market conditions change, we may further re-evaluate our current plan with respect to equipment reactivation and deployment.
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
On July 31, 2018, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $150.0 million of the Company’s common stock over the twelve month period starting August 1, 2018, in open market or in privately negotiated transactions, subject to U.S. Securities and Exchange Commission regulations, stock market conditions, capital needs of the business, and other factors. Repurchases may be commenced or suspended at any time without notice. For the three months ended September 30, 2018, the Company repurchased approximately 993,000 shares at an average cost of $20.47 per share, resulting in up to approximately $129.7 million remaining under the stock repurchase program.

Financial Condition and Cash Flows
The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(In thousands)	(In thousands)
Cash provided by (used in):
Operating activities	$200,297	$(60,834)
Investing activities	(212,384)	(114,704)
Financing activities	(26,032)	210,339
Effect of exchange rate on cash	135	(2,919)
Change in cash and cash equivalents	$(37,984)	$31,882
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $200.3 million for the nine months ended September 30, 2018. The inflow of cash was primarily related to net income of $59.5 million, adjustments for non-cash items of $179.4 million, $4.6 million related to state income and federal income tax refund and positive changes in other operating assets and liabilities primarily related to prepaid expenses and accounts payable. These cash inflows were offset by $80.2 million of increased investment in working capital (accounts receivable, inventory and payroll related costs and accrued expenses) as a result of the increase in demand for our services across all our segments throughout 2018.
Net cash used in operating activities was $60.8 million for the nine months ended September 30, 2017. The use of cash was primarily related to net loss of $34.5 million and $158.7 million of increased investment in working capital (accounts receivable, inventory, accounts payable and payroll related costs and accrued expenses) as a result of increased demand primarily for our completion service lines and the resulting increase in revenue and direct costs during the first nine months of 2017. This cash outflow was partially offset by adjustments for non-cash items of $116.5 million as well as positive changes in other operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $212.4 million for the nine months ended September 30, 2018. The use of cash was related to $244.3 million of capital expenditures for the refurbishment of existing stacked equipment and the building of new equipment for our Completion and Well Construction and Intervention Services segments, offset by $30.4 million of proceeds from the disposal of property, plant and equipment and non-core service lines and a $1.5 million refund from a purchase price adjustment related to the O-Tex acquisition.
Net cash used in investing activities was $114.7 million for the nine months ended September 30, 2017. The use of cash was related to $151.4 million of capital expenditures primarily pertaining to the refurbishment of stacked equipment and the construction of new-build frac pumps and refurbished ancillary equipment, partially offset by $36.7 million of proceeds from the disposal of property, plant and equipment and non-core service lines.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $26.0 million for the nine months ended September 30, 2018. The cash used was related to $20.3 million for share repurchases in connection with our stock repurchase program, $3.5 million of cash paid for financing costs related to our Credit Facility and $2.2 million of employee tax withholding on restricted stock vesting.
Net cash provided by financing activities was $210.3 million for the nine months ended September 30, 2017. The cash provided was primarily related to $215.9 million of proceeds from the public offering of common stock, partially offset by (i) $3.8 million of employee tax withholding on restricted stock vesting and (ii) $1.7 million of cash paid for financing costs related to our Credit Facility.

Description of our Indebtedness
Current Credit Facility
The Company and certain of its subsidiaries (the “Borrowers”) entered into that certain Asset-Based Revolving Credit Agreement with, among others, JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), on May 1, 2018 (the "Credit Facility"). The maturity date of the Credit Facility is May 1, 2023. The Credit Facility replaces the Prior Credit Facility, which was canceled and discharged on May 1, 2018. For additional information about the Prior Credit Facility, please see Note 3 - Debt in Part I, Item 1 “Financial Statements” of this Quarterly Report.
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
The Credit Facility also contains a financial covenant which requires the Company to maintain a monthly minimum fixed charge coverage ratio of 1.0:1.0 upon the occurrence of an event of default or on any date upon which the excess availability is less than the greater of (x) 12.5% of the Loan Cap and (y) $30.0 million. The fixed charge coverage ratio is generally defined in the Credit Facility as the ratio of (i) EBITDA minus certain capital expenditures and cash taxes paid to (ii) the sum of cash interest expenses, scheduled principal payments on borrowed money and certain distributions.
Other Matters
Contractual Obligations
Our contractual obligations at September 30, 2018, did not change materially from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” of our 2017 Annual Report.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of September 30, 2018.

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU No. 2016-02 seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. Unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both operating and finance leases to be recognized on the balance sheet. Additionally, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The amendments in ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. We will adopt this new accounting standard on January 1, 2019. We are currently determining the impacts of the new standard on our consolidated financial statements. We have performed a detailed review of our lease portfolio by evaluating our population of leased assets and are currently designing and implementing new processes and controls.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. This ASU is effective for the interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-50): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for the interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2018, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level as of September 30, 2018.
Changes in Internal Controls Over Financial Reporting.
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the information set forth in this Quarterly Report, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the information set forth in Item 1A “Risk Factors” in our 2017 Annual Report, which is incorporated by reference herein, for a detailed discussion of known material factors which could materially affect our business, financial condition or future results. There have been no material changes to those risk factors except as described below.

Our operations are subject to cyber-attacks or other cyber incidents that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Our operations are becoming increasingly dependent on digital technologies and services. We use these technologies for internal purposes, including data storage (which may include personal identification information of our employees as well as our proprietary business information and that of our customers, suppliers, investors and other stakeholders), processing, and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber-attacks, security breaches and other cyber incidents, which could include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to computer systems. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees, and other third parties, and may result in claims against us, including liability under laws that protect the privacy of personal information. In addition, these risks could have a material adverse effect on our business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No equity securities of the Company were sold during the period covered by this Quarterly Report that were not registered under the Securities Act.
The following table summarizes share repurchase activity by the Company for the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under Such Program
July 1 - July 31	—	$—	—	$—
August 1 - August 31	281,962	$21.17	281,962	$144,030,219
September 1 - September 30	711,087	$20.20	711,087	$129,668,874

(a) On July 31, 2018, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $150.0 million of the Company’s common stock, inclusive of commissions, over a twelve month period starting August 1, 2018. Repurchases may commence or be suspended at any time without notice. The program does not obligate the Company to purchase a specified number of shares of common stock during the period or at all and may be modified or suspended at any time at the Company’s discretion. No assurance can be given that shares will be repurchased in the future.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On October 30, 2018, our Chief Operating Officer Everett Michael Hobbs communicated his intent to step down as Chief Operating Officer in 2019 following a transition period after the identification of his successor. At that time, it is anticipated that Mr. Hobbs will remain an employee of the Company in a special advisory role to the CEO.

ITEM 6. EXHIBITS
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description of Exhibit.

2.1
Agreement and Plan of Merger, dated as of October 25, 2017, among C&J Energy Services, Inc., Caymus Merger Sub, Inc., O-Tex Holdings, Inc., O-Tex Sellers Representative LLC and the Stockholders set forth therein (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2017).

3.1	Amended and Restated Certificate of Incorporation of C&J Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2017).
3.2	Amended and Restated Bylaws of C&J Energy Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2017).
3.3
Certificate of Elimination of Series A Participating Cumulative Preferred Stock of C&J Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2017).

+10.1
Employment Agreement dated effective September 17, 2018 by and between C&J Spec-Rent Services, Inc. and Jan Kees van Gaalen (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on September 18, 2018).

+10.2
Amended and Restated Employment Agreement dated effective October 25, 2018 by and between C&J Spec-Rent Services, Inc. and Patrick Bixenman (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2018).

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

C&J Energy Services, Inc.

Date:	November 5, 2018	By:	/s/ Donald J. Gawick
Donald J. Gawick
Chief Executive Officer, President and Director
(Principal Executive Officer)

		By:	/s/ Jan Kees van Gaalen
Jan Kees van Gaalen
Chief Financial Officer
(Principal Financial Officer)