Form 10-Q
period 2019-03-31
C&J Energy Services, Inc.
filed 2019-05-07
CIK 1615817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, Par value $0.01 per share	CJ	The New York Stock Exchange
APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 3, 2019, was 66,058,105.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

-i-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,830	$135,746
Accounts receivable, net of allowance of $6,052 at March 31, 2019 and $4,877 at December 31, 2018	355,745	309,104
Inventories, net	61,328	62,633
Prepaid and other current assets	16,749	22,357
Total current assets	522,652	529,840
Property, plant and equipment, net of accumulated depreciation of $375,253 at March 31, 2019 and $320,134 at December 31, 2018	738,590	737,292
Other assets:
Intangible assets, net	112,885	115,072
Deferred financing costs, net of accumulated amortization of $3,174 at March 31, 2019 and $2,932 at December 31, 2018	4,333	4,574
Right-of-use asset, net	27,413	—
Other noncurrent assets	18,583	37,676
Total assets	$1,424,456	$1,424,454
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$146,525	$140,109
Payroll and related costs	40,344	48,873
Accrued expenses	52,224	55,430
Current portion of lease liability	6,834	—
Total current liabilities	245,927	244,412
Long-term lease liability	17,527	—
Other long-term liabilities	26,320	26,713
Total liabilities	289,774	271,125
Commitments and contingencies
Stockholders' equity
Common stock, par value of $0.01, 1,000,000,000 shares authorized, 66,052,053 and 66,120,015 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	661	661
Additional paid-in capital	1,278,493	1,273,524
Accumulated other comprehensive loss	(191)	(148)
Retained deficit	(144,281)	(120,708)
Total stockholders' equity	1,134,682	1,153,329
Total liabilities and stockholders’ equity	$1,424,456	$1,424,454

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Revenue	$510,769	$553,000
Costs and expenses:
Direct costs	416,339	418,997
Selling, general and administrative expenses	53,684	65,935
Research and development	1,805	1,872
Depreciation and amortization	59,756	46,343
(Gain) loss on disposal of assets	1,956	(489)
Operating income (loss)	(22,771)	20,342
Other income (expense):
Interest expense, net	(347)	(428)
Other income, net	465	620
Total other income (expense)	118	192
Income (loss) before income taxes	(22,653)	20,534
Income tax expense (benefit)	920	(60)
Net income (loss)	$(23,573)	$20,594
Net income (loss) per common share:
Basic	$(0.36)	$0.31
Diluted	$(0.36)	$0.31
Weighted average common shares outstanding:
Basic	65,030	67,186
Diluted	65,030	67,266

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Net income (loss)	$(23,573)	$20,594

Other comprehensive (income) loss:
Foreign currency translation loss, net of tax	(43)	(370)
Comprehensive income (loss)	$(23,616)	$20,224
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Retained Deficit	Total
Three Months Ended March 31, 2019	Number of Shares	Amount, at $0.01 par value
Balance, December 31, 2018	66,120	$661	$1,273,524	$(148)	$(120,708)	$1,153,329
Issuance of restricted stock, net of forfeitures	(14)	—	—	—	—	—
Employee tax withholding on restricted stock vesting	(54)	—	(883)	—	—	(883)
Share-based compensation	—	—	5,852	—	—	5,852
Net loss	—	—	—	—	(23,573)	(23,573)
Foreign currency translation loss, net of tax	—	—	—	(43)	—	(43)
Balance, March 31, 2019	66,052	$661	$1,278,493	$(191)	$(144,281)	$1,134,682

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings	Total
Three Months Ended March 31, 2018	Number of Shares	Amount, at $0.01 par value
Balance, December 31, 2017	68,547	$686	$1,298,859	$(580)	$22,457	$1,321,422
Cumulative effect from change in accounting principle	—	—	—	—	(13,160)	(13,160)
Issuance of restricted stock, net of forfeitures	(35)	(1)	1	—	—	—
Employee tax withholding on restricted stock vesting	(79)	(1)	(2,184)	—	—	(2,185)
Share-based compensation	—	—	6,526	—	—	6,526
Net income	—	—	—	—	20,594	20,594
Foreign currency translation loss, net of tax	—	—	—	(370)	—	(370)
Balance, March 31, 2018	68,433	$684	$1,303,202	$(950)	$29,891	$1,332,827
See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(23,573)	$20,594
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,756	46,343
Provision for doubtful accounts	1,173	1,261
(Gain) loss on disposal of assets	1,956	(489)
Share-based compensation expense	5,852	6,526
Amortization of deferred financing costs	262	147
Right-of-use asset expense	2,194	—
Changes in operating assets and liabilities:
Accounts receivable	(47,773)	(25,683)
Inventories	1,358	(6,184)
Prepaid expenses and other current assets	4,309	4,446
Accounts payable	12,510	16,088
Payroll related costs and accrued expenses	(14,836)	(31,459)
Income taxes	1,320	3,637
Other	229	429
Net cash provided by operating activities	4,737	35,656
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(48,341)	(63,028)
Proceeds from disposal of property, plant and equipment and non-core service lines	904	3,641
Net cash used in investing activities	(47,437)	(59,387)
Cash flows from financing activities:
Financing costs	—	(82)
Employee tax withholding on restricted stock vesting	(883)	(2,185)
Shares repurchased and retired	(3,298)	—
Net cash used in financing activities	(4,181)	(2,267)
Effect of exchange rate changes on cash	(35)	88
Net decrease in cash and cash equivalents	(46,916)	(25,910)
Cash and cash equivalents, beginning of period	135,746	113,887
Cash and cash equivalents, end of period	$88,830	$87,977

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Organization, Nature of Business and Summary of Significant Accounting Policies
Organization and Nature of Business
C&J Energy Services, Inc., a Delaware corporation (“C&J” or the “Company”), is a leading provider of well construction, well completion, well support and other complementary oilfield services to oil and gas exploration and production ("E&P") companies throughout the continental United States. The Company offers a comprehensive suite of services throughout the life cycle of the well, including hydraulic fracturing, cased-hole wireline and pumpdown, cementing, coiled tubing, rig services, fluids management and other completion and well support services. The Company is headquartered in Houston, Texas, and operates across all active onshore basins in the continental United States.
Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2018, and the consolidated statement of changes in stockholders' equity as of December 31, 2017, and December 31, 2018, are derived from audited consolidated financial statements. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included. These consolidated financial statements include all accounts of the Company. All significant intercompany transactions and accounts have been eliminated upon consolidation.
These consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
Reclassifications. Certain reclassifications have been made to prior period amounts to conform to current period financial statement presentation. These reclassifications did not affect previously reported results of operations, stockholders' equity, comprehensive income or cash flows.
Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used in, but are not limited to, determining the following: allowance for doubtful accounts, valuation of long-lived assets and intangibles, useful lives used in depreciation and amortization, inventory reserves, litigation reserves, actuarial insurance reserves, income taxes, share-based compensation and right-of-use asset and lease liability. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, or as additional information is obtained and as the Company’s operating environment changes.
Cash and Cash Equivalents. For purposes of the consolidated statement of cash flows, cash is defined as cash on-hand, demand deposits and short-term investments with initial maturities of three months or less. The Company maintains its cash and cash equivalents in various financial institutions, which at times may exceed federally insured amounts. Management believes that this risk is not significant. Cash balances related to the Company's captive insurance subsidiaries, which totaled $13.3 million and $19.7 million at March 31, 2019 and December 31, 2018, respectively, are included in cash and cash equivalents in the consolidated balance sheets, and the Company expects to use these cash balances to fund the day to day operations of the captive insurance subsidiaries and to settle future anticipated claims.
Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are generally stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Inventories consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Raw materials	$2,262	$2,333
Work-in-process	1,372	1,684
Finished goods	67,880	69,418
Total inventory	71,514	73,435
Inventory reserve	(10,186)	(10,802)
Inventory, net	$61,328	$62,633
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
PP&E are evaluated on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain PP&E may not be recoverable. PP&E and definite-lived intangible assets are reviewed for impairment upon the occurrence of a triggering event. An impairment loss is recorded in the period in which it is determined that the carrying amount of the assets are not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group, excluding interest expense. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the service line level. The Company's asset groups consist of well support services, fracturing, cased-hole wireline and pumpdown services, cementing and coiled tubing. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the related assets, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related assets. The impairment loss is then allocated across the asset group's major classifications. No impairment charge was recorded for the three months ended March 31, 2019 and 2018.
Definite-Lived Intangible Assets. Definite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment when a triggering event occurs. With the exception of the C&J trade name, these intangibles, along with PP&E, are reviewed for impairment when a triggering event indicates that the asset group may have a net book value in excess of recoverable value. In these cases, the Company performs a recoverability test on its PP&E and definite-lived intangible assets by comparing the estimated future net undiscounted cash flows expected to be generated from the use of these assets to the carrying amount of the assets for recoverability. If the estimated undiscounted cash flows exceed the carrying amount of the assets, an impairment does not exist, and a loss will not be recognized. If the undiscounted cash flows are less than the carrying amount of the assets, the assets are not recoverable, and the amount of impairment must be determined by fair valuing the assets. The C&J trade name is a corporate asset and is reviewed for impairment upon the occurrence of a triggering event by comparing the carrying amount of the corporate assets with the remaining cash flows available, after taking into consideration the lower level asset groups that benefit from the C&J trade name. See Note 5 - Definite-Lived Intangible Assets for further discussion.
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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Leases. The Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases and its related updates as codified under Accounting Standards Codification ("ASC") 842, Leases ("ASC 842") effective January 1, 2019, using the modified retrospective approach. Under this transition method, leases existing at, or entered into after the adoption date, are required to be recognized and measured. The Company has elected to use the effective date as its date of initial application. Consequently, prior period amounts have not been adjusted and continue to be reflected in accordance with historical accounting treatment. The Company elected the package of practical expedients which permits them not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the practical expedient to not separate the nonlease components from the associated lease components for all classes of underlying assets, as well as the short-term lease recognition exemption. The Company has determined that certain of its service contracts contain lease components, and determined that the predominant component within the contract is the service component and is therefore accounted for under the guidance of ASC 606, Revenue from Contracts with Customers.
The Company determines whether an arrangement is a lease or includes a lease at contract inception. ASC 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use ("ROU") assets and liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. For leases that include options to extend, the Company assesses the likelihood of utilizing those options using a threshold of reasonably certain to renew. For leases where the Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, within the measurement of the ROU asset and lease liability. Certain lease agreements contain provisions for future rent increases. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet. For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments. In order to apply the incremental borrowing rate, a portfolio approach with a collateralized rate was utilized. Assets are grouped based on similar lease terms and economic environments in a manner whereby the Company reasonably expects that the application does not differ materially from a lease-by-lease approach. See Note 2 - Leases for further discussion.
Revenue Recognition. Revenue is recognized in a manner reflecting the transfer of goods or services to customers based on consideration a company expects to receive. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. To achieve this core principle, ASC 606 requires the Company to apply the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue when or as the Company satisfies a performance obligation. The five-step model requires management to exercise judgment when evaluating contracts and recognizing revenue. See Note 3 - Revenue Recognition for further discussion.
Share-Based Compensation. The Company’s share-based compensation plan provides the ability to grant equity awards to the Company’s employees, consultants and non-employee directors. As of March 31, 2019, only nonqualified stock options, restricted shares, performance stock and restricted share units had been granted under such plans. The fair value of restricted share grants and restricted share units is based on the closing price of C&J’s common stock on the grant date. The Company values option grants based on the grant date fair value using the Black-Scholes option-pricing model, and the Company values performance awards with market conditions based on the grant date fair value using a Monte Carlo simulation, both of which require the use of subjective assumptions. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for the entire award and makes estimates of employee terminations and forfeiture rates which impacts the amount of compensation expense that is recorded over the requisite service period. Further information regarding the Company’s share-based compensation arrangements and the related accounting treatment can be found in Note 6 - Stockholders' Equity.
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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company has federal, state and international net operating losses ("NOLs") carried forward from tax years ending before January 1, 2018 that will expire in the years 2020 through 2038. Due to U.S. tax reform, any U.S. federal income tax losses incurred for tax years beginning after December 31, 2017 can be carried forward indefinitely with no carry back available.  In addition, the taxable losses generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income generated in tax years beginning after December 31, 2017. After considering the scheduled reversal of deferred tax liabilities, projected future taxable income, the potential limitation on use of NOLs under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and tax planning strategies, the Company established a valuation allowance due to the uncertainty regarding the ultimate realization of the deferred tax assets associated with its NOL carryforwards.
As a result of the Company's emergence from Chapter 11 bankruptcy in 2017, the Company believes it experienced an ownership change for purposes of Section 382 of the Code because of its restructuring plan and that consequently its pre-change NOLs are subject to an annual limitation. The ownership change and resulting annual limitation on use of NOLs are not expected to result in the expiration of the Company's NOL carryforwards if it is able to generate sufficient future taxable income within the carryforward periods. However, the limitation on the amount of NOLs available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized. Additionally, a subsequent ownership change may result in further limitation on the ability to utilize existing NOLs and other tax attributes, which could cause the Company's pre-change NOL carryforwards to expire unused.
The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized uncertain tax positions are reversed in the first period in which it is more-likely-than-not that the tax position would be sustained upon examination. Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. As of March 31, 2019, the Company had an unrecognized tax benefit balance of $6.0 million related to a deduction for certain fees that were paid using shares of C&J common stock as part of the January 7, 2017 plan of reorganization. This uncertain tax benefit balance is netted against and reduces the Company's net operating loss carryforwards.
Earnings (Loss) Per Share. Basic earnings (loss) per share is based on the weighted average number of common shares (“common shares”) outstanding during the applicable period and excludes shares subject to outstanding stock options and shares of restricted stock. Diluted earnings per share is computed based on the weighted average number of common

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to outstanding stock options, warrants, restricted stock and restricted share units.
The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations for the applicable periods:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share amounts)
Numerator:
Net income (loss) attributed to common stockholders	$(23,573)	$20,594
Denominator:
Weighted average common shares outstanding - basic	65,030	67,186
Effect of potentially dilutive securities:
Warrants	—	76
Restricted shares	—	4
Weighted average common shares outstanding - diluted	65,030	67,266
Net income (loss) per common share:
Basic	$(0.36)	$0.31
Diluted	$(0.36)	$0.31
A summary of securities excluded from the computation of basic and diluted earnings (loss) per share is presented below for the applicable periods:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Basic earnings per share:
Unvested restricted shares	1,049	1,281
Diluted earnings per share:
Anti-dilutive stock options	351	351
Anti-dilutive warrants	3,528	—
Anti-dilutive restricted shares	1,049	1,272
Anti-dilutive restricted share units	942	—
Potentially dilutive securities excluded as anti-dilutive	5,870	1,623
Recent Accounting Pronouncements.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for the interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for the interim and annual reporting periods beginning after December 15, 2018. The Company adopted this new accounting standard January 1, 2019, and there was no impact on its consolidated financial statements upon adoption.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements for fair value measurements, such as requiring additional disclosure around changes in unrealized gains and losses included in other comprehensive income for Level 3 fair value measurements, as well as additional disclosure around the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for the interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-50): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted this new accounting standard effective January 1, 2019, and there was no impact on its consolidated financial statements upon adoption.
Note 2 - Leases
The Company leases certain property and equipment under non-cancelable operating leases. The Company’s leases typically have initial terms ranging from one to 10 years and often include options to extend or renew for one to five additional years, some of which may include options to terminate the leases. For those leases that include options to extend, the Company assesses the likelihood of utilizing those options using a threshold of reasonably certain to renew. Based on this threshold, for accounting purposes, the Company does not include renewal periods in the measurement of the right-of-use asset and lease liability. As of March 31, 2019, the Company does not have any financing leases, and the Company has no pre-commencement leases that would create significant rights and obligations.
The Company determines whether an arrangement is a lease or includes a lease at contract inception. Operating lease right-of-use assets and liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term.
As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. In order to apply the incremental borrowing rate, a portfolio approach with a collateralized rate is utilized. Assets are grouped based on similar lease terms and economic environments in a manner whereby the Company reasonably expects that the application does not differ materially from a lease-by-lease approach.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of lease expense are included in direct cost and selling, general and administrative expenses on the consolidated statements of operations. The following table summarizes the components of lease expense for the quarter ended March 31, 2019:

Three Months Ended
March 31, 2019
(In thousands)
Operating lease expense	$2,568
Short-term lease expense	229
Total lease expense	$2,797
The following table summarizes the Company's future lease payments as of March 31, 2019. In addition, the table presents the present value of the future lease payments, which are reflected in the current portion of lease liability and long-term lease liability, within the Company's consolidated balance sheet:

Years Ending December 31,	(In thousands)
2019	$7,343
2020	7,250
2021	5,908
2022	5,300
2023	3,838
Thereafter	42
Total lease payments	$29,681
Less: Present value discount	(5,320)
Present value of lease payments	$24,361
As of December 31, 2018, the Company's future minimum lease payments under non-cancelable operating leases for the five years ending December 31, 2019 through 2023 and thereafter were as follows: $9.2 million, $7.0 million, $5.7 million, $5.2 million, $3.8 million and $0.1 million, respectively.
The following table summarizes the Company's weighted average remaining lease term, weighted average discount rate and operating lease cash flow information for the three months ended March 31, 2019:

Three Months Ended
March 31, 2019
Lease Term and Discount Rate
Weighted average remaining lease term (in years):
Operating leases	3.9
Weighted average discount rate:
Operating leases	8.0%

Cash Flows from Operating Activities	(In thousands)
Cash outflows from operating leases	$2,736
Non-cash operating activities
Right-of-use assets in exchange for operating lease obligations	$29,633
Note 3 - Revenue Recognition

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
Under dedicated unit arrangements, customers typically commit to targeted utilization levels based on a specified number of fracturing stages per calendar month or fulfilling the customer's requirements, in either instance at agreed-upon pricing. These agreements typically do not feature obligations to pay for services not used by the customer. In addition, the agreed-upon pricing is typically subject to periodic review, as specifically defined in the agreement, and may be adjusted upon the agreement of both parties. These contracts also typically allow for termination for either party's convenience with a brief notice period and may feature a termination penalty in the event the customer terminates the contract for its convenience.
Rates for services performed on a spot market basis are based on an agreed-upon spot market rate unique to each service line.
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
"Take-or-pay" provisions are considered stand ready performance obligations. The Company recognizes "take-or-pay" revenues using a time-based measure of progress, as the Company cannot reasonably estimate if and when the customer will require the Company to provide the services; likewise, the customer benefits as the Company is standing by to provide such services.
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
Remaining Performance Obligations
The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with ASC 606, the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. For those contracts with a term of more than one year, the Company had approximately $19.0 million of unsatisfied performance obligations as of March 31, 2019, which will be recognized as services are performed over the remaining contractual terms.
Contract Balances
Accounts receivable as presented on the Company’s consolidated balance sheets represent amounts due from customers for services provided. Bad debt expense of $1.2 million and $1.3 million was included as a component of direct costs on the consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.
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
The following is a description of the Company’s core service lines separated by reportable segments from which the Company generates its revenue. For additional detailed information regarding reportable segments, see Note 8 - Segment Information.
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
Cased-hole Wireline & Pumpdown Services Revenue. Through its cased-hole wireline & pumpdown services business, the Company provides cased-hole wireline, pumpdown, wireline logging, perforating, well site make-up and pressure testing and other complementary services, typically on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. The Company typically charges the customer for these services on a per job basis at agreed-upon spot market rates. Revenue is recognized based on a field ticket issued upon the completion of the job.
Other Completion Services Revenue. The Company generates revenue from its research and technology ("R&T") department, which is primarily engaged in the engineering and production of certain parts and components, such as perforating guns and addressable switches, which are used in the completion process. For R&T, the performance obligation is satisfied at a

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue
The following tables disaggregate revenue by the Company's reportable segments, core service lines and geography:

	Three Months Ended March 31, 2019
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Product Service Line
Fracturing	$236,041	$—	$—	$236,041
Cased-hole Wireline & Pumpdown	82,637	—	—	82,637
Cementing	—	54,097	—	54,097
Coiled Tubing	—	24,996	—	24,996
Rig Services	—	—	55,398	55,398
Fluids Management	—	—	37,860	37,860
Other	8,421	—	11,319	19,740
	$327,099	$79,093	$104,577	$510,769
Geography
West Texas	$143,580	$41,853	$26,326	$211,759
South Texas / South East	73,560	10,064	9,879	93,503
Rockies / Bakken	31,898	6,188	7,424	45,510
California	4,688	—	54,703	59,391
Mid-Con	54,949	7,967	6,245	69,161
North East	17,091	13,021	—	30,112
Other	1,333	—	—	1,333
	$327,099	$79,093	$104,577	$510,769

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2018
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Product Service Line
Fracturing	$269,491	$—	$—	$269,491
Cased-hole Wireline & Pumpdown	99,754	—	—	99,754
Cementing	—	61,548	—	61,548
Coiled Tubing	—	25,788	—	25,788
Rig Services	—	—	48,445	48,445
Fluids Management	—	—	31,795	31,795
Other	4,900	81	11,198	16,179
	$374,145	$87,417	$91,438	$553,000
Geography
West Texas	$178,975	$48,779	$23,822	$251,576
South Texas / South East	99,184	12,683	8,777	120,644
Rockies / Bakken	39,009	4,982	9,933	53,924
California	5,048	—	39,830	44,878
Mid-Con	35,620	10,180	7,829	53,629
North East	15,036	10,793	621	26,450
Other	1,273	—	626	1,899
	$374,145	$87,417	$91,438	$553,000
Note 4 - Debt
Credit Facility
The Company and certain of its subsidiaries (the “Borrowers”) are parties to an asset-based revolving credit agreement with, among other lenders, JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), which matures May 1, 2023 (the “Credit Facility”).
The Credit Facility allows the Borrowers to incur revolving loans in an aggregate amount up to the lesser of (a) $400.0 million or (b) a borrowing base (the “Loan Cap”), which borrowing base is based upon the value of the Borrowers’ accounts receivable, inventory and restricted cash, subject to eligibility criteria and customary reserves which may be modified in the Agent’s permitted discretion. The Credit Facility also provides for the issuance of letters of credit, which would further reduce borrowing capacity thereunder. As of March 31, 2019, there were no loans outstanding under the Credit Facility, and there were $20.6 million in letters of credit outstanding under the Credit Facility. The Company had available borrowing capacity of approximately $274.7 million as of March 31, 2019.
The Borrowers pay a fee quarterly in arrears to the Agent on the unused portion of the Credit Facility equal to (i) 0.5% per annum if average utilization is less than or equal to 25% or (ii) 0.375% per annum if average utilization is greater than 25%.
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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2019, the Company was in compliance with all financial covenants of the Credit Facility.
Note 5 - Definite-Lived Intangible Assets
The change in the carrying amounts of definite-lived intangible assets as of March 31, 2019 is presented as follows:

	Amortization Period	December 31, 2018	Amortization Expense	March 31, 2019
		(In thousands)
Customer relationships	15 years	$58,100	$—	$58,100
Trade name	15 years	68,300	—	68,300
Non-compete	5 years	1,600	—	1,600
		128,000	—	128,000
Less: accumulated amortization		(12,928)	(2,187)	(15,115)
Intangible assets, net		$115,072	$(2,187)	$112,885
Note 6 - Stockholders' Equity
Stock Repurchases
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
During 2018, C&J executed $40.4 million of total stock repurchases at an average price of $16.55 per share, representing a total of approximately 2.4 million shares of the Company's common stock, of which $3.3 million of stock repurchases were settled during the three months ended March 31, 2019.
Share-Based Compensation
The Company adopted the C&J Energy Services, Inc. 2017 Management Incentive Plan (as amended from time to time, the “MIP”) as of January 6, 2017. The MIP provides for the grant of share-based awards to the Company’s employees, consultants and non-employee directors. The following types of awards are available for issuance under the MIP: incentive stock options and nonqualified stock options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights, performance awards, share awards, other share-based awards and substitute awards. As of March 31, 2019, only nonqualified stock options, restricted shares, performance stock and restricted share units have been awarded under the MIP.
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
Restricted Share Units ("RSU")
As of March 31, 2019, the Company had approximately 0.9 million RSU's outstanding to employees. The Company had approximately $11.2 million in unrecognized compensation cost related to RSU's to be expensed over a weighted average remaining service period of 2.71 years. During the three months ended March 31, 2019, no RSU's were granted by the Company.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options
As of March 31, 2019, the Company had approximately 0.4 million options outstanding to employees, including 0.1 million unvested options. The Company had approximately $1.7 million in unrecognized compensation cost related to stock options to be expensed over a weighted average remaining service period of 1.25 years. During the three months ended March 31, 2019, no stock options were granted by the Company.
Restricted Stock
As of March 31, 2019, the Company had approximately 0.6 million shares of restricted stock outstanding to employees and non-employee directors. The Company had approximately $17.2 million in unrecognized compensation cost related to restricted stock to be expensed over a weighted average remaining service period of 1.41 years. During the three months ended March 31, 2019, no restricted stock was granted by the Company.
Performance Stock
As of March 31, 2019, the Company had approximately 0.4 million shares of performance stock outstanding. The Company had approximately $6.8 million in unrecognized compensation cost related to performance stock to be expensed over a weighted average remaining service period of 2.44 years. During the three months ended March 31, 2019, no performance stock was granted by the Company.
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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2019, the Company's operating and reportable segments were: (i) Completion Services, (ii) WC&I and (iii) Well Support Services. This segment structure reflects the financial information and reports used by the Company’s management, including its CODM, to make decisions regarding the Company’s business, including performance evaluation and resource allocation decisions.
The following is a brief description of the Company's reportable segments:
Completion Services
The Company’s Completion Services segment consists of the following businesses and service lines: (1) fracturing services; (2) cased-hole wireline and pumpdown services; and (3) completion support services, which includes the Company's R&T department.
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
The following table summarizes certain financial information related to the Company’s reportable segments.

	Completion Services	WC&I	Well Support Services	Corporate / Elimination	Total
	(In thousands)
Three months ended March 31, 2019
Revenue from external customers	$327,099	$79,093	$104,577	$—	$510,769
Inter-segment revenues	60	—	43	(103)	—
Depreciation and amortization	39,837	7,885	10,248	1,786	59,756
Operating income (loss)	10,787	(3,374)	(4,810)	(25,374)	(22,771)
Net income (loss)	10,603	(3,374)	(4,468)	(26,334)	(23,573)
Adjusted EBITDA	54,435	6,514	6,988	(18,380)	49,557
Capital expenditures	31,319	8,755	5,156	3,111	48,341
As of March 31, 2019
Total assets	$754,504	$246,435	$228,963	$194,554	$1,424,456
Three months ended March 31, 2018
Revenue from external customers	$374,145	$87,417	$91,438	$—	$553,000
Inter-segment revenues	319	—	105	(424)	—
Depreciation and amortization	22,872	10,037	12,275	1,159	46,343
Operating income (loss)	58,071	5,356	(8,767)	(34,318)	20,342
Net income (loss)	58,139	5,351	(8,583)	(34,313)	20,594
Adjusted EBITDA	81,773	16,305	5,613	(25,133)	78,558
Capital expenditures	57,125	3,642	2,206	55	63,028
As of December 31, 2018
Total assets	$713,738	$249,712	$233,650	$227,354	$1,424,454

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The CODM evaluates reportable segment performance and allocates resources based on total earnings (loss) before net interest expense, income taxes, depreciation and amortization, other income (expense), net gain or (loss) on disposal of assets, acquisition-related costs, non-cash share-based compensation and non-routine items (“Adjusted EBITDA”), because Adjusted EBITDA is considered an important measure of each reportable segment’s performance. Adjusted EBITDA at the segment level is not considered to be a non-GAAP financial measure as it is the Company's segment measure of profit and loss and is required to be disclosed under GAAP pursuant to ASC 280. During the first quarter of 2019, Adjusted EBITDA, the Company's segment measure of profit and loss, was changed to exclude non-cash share-based compensation expense. Prior period amounts have been adjusted for comparability.
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
As required under Item 10(e) of Regulation S-K of the Exchange Act, included below is a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, from net income (loss), which is the nearest comparable U.S. GAAP financial measure on a consolidated basis for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income (loss)	$(23,573)	$20,594
Depreciation and amortization	59,756	46,343
(Gain) loss on disposal of assets	1,956	(489)
Interest expense, net	347	428
Other income, net	(465)	(620)
Income tax expense (benefit)	920	(60)
Severance and business divestiture costs	3,336	6,140
Restructuring costs and other	261	623
Acquisition-related and other transaction costs	—	727
Non-cash share-based compensation, excluding severance	5,573	4,372
Bad debt reserve	846	—
Legal settlements	600	500
Adjusted EBITDA	$49,557	$78,558
Note 9 - Supplemental Cash Flow Disclosures
Listed below are supplemental cash flow disclosures for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash paid for interest	$(114)	$(305)
Cash refunded from income taxes	$328	$3,718
Non-cash investing and financing activity:
Change in accrued capital expenditures	$(638)	$771

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

•	the loss of, or interruption or delay in operations by, one or more of our significant customers;

•	the failure by one or more of our significant customers to pay amounts when due, or at all;

•	adverse weather conditions in oil or gas producing regions;

•	changes in customer requirements in the markets we serve;

•	costs, delays, compliance requirements and other difficulties in executing our short-and long-term business plans and growth strategies;

•
the effects of recent or future acquisitions or customer opportunities on our business, including our ability to successfully integrate our operations and the costs incurred in doing so and the costs and potential liabilities associated with new or expanded areas of operational risks (such as offshore or international operations);

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

For additional information regarding known material factors that could affect our operating results and performance, please read (1) “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (our “2018 Annual Report”); and (2) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2018 Annual Report. Should one or more of these known material risks occur, or should the underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report, (ii) the audited consolidated financial statements and notes thereto included in our 2018 Annual Report, and (iii) Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report.
This Quarterly Report contains forward-looking statements based on our current expectations, estimates and projections about our operations and the industry in which we operate. Our actual results may differ materially from those discussed in any forward-looking statement because of various risks and uncertainties, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in Part I, Item 1 of this Quarterly Report and “Risk Factors” in Part II, Item 1A of this Quarterly Report.

Introductory Note and Overview
C&J Energy Services, Inc., a Delaware corporation (“C&J,” the “Company,” “we,” “us” or “our”), is a leading provider of well construction, well completion, well support and other complementary oilfield services to oil and gas exploration and production ("E&P") companies throughout the continental United States. We offer a comprehensive suite of services throughout the life cycle of the well, including hydraulic fracturing, cased-hole wireline and pumpdown, cementing, coiled tubing, rig services, fluids management and other completion and well support services.
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
Our operating strategy continues to be focused on maintaining high asset utilization levels to maximize revenue generation while controlling cost to drive returns. We monitor factors that impact our asset utilization and pricing levels; including current and expected customer activity levels. Each segment measures asset utilization as follows:
•For our Completion Services segment, we measure our asset utilization levels primarily by the total number of days that our asset base works on a monthly basis, based on the available working days per month, which excludes scheduled maintenance days. We generally consider an asset to be working such days that it is at or in transit to a job location, regardless of the number of hours worked or whether it generated any revenue during such time.
•In our Well Construction and Intervention Services segment, we measure our asset utilization levels primarily by the total number of days that our asset base works on a monthly basis, based on the available working days per month. In our coiled tubing business, we measure certain asset utilization levels by the hour to better understand measures between daylight and 24-hour operations.
•In our Well Support Services segment, we measure activity levels primarily by the number of hours our assets work on a monthly basis, based on the available working days per month.
While asset utilization is helpful for purposes of assessing our overall activity levels and customer demand, given the variance in revenue and profitability from job to job, depending on the type of service to be performed and the equipment, personnel and consumables required for the job, as well as competitive factors and market conditions in the region in which the services are performed, asset utilization is not necessarily indicative of our financial and/or operational performance and should not be given undue reliance. For additional information about factors impacting our business and results of operations, please see “Industry Trends and Outlook” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Results of Operations
The following is a comparison of our results of operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Results for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
The following table summarizes the change in our results of operations for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018:

	Three Months Ended March 31,
	2019	2018	$ Change
	(In thousands)
Completion Services:
Revenue	$327,099	$374,145	$(47,046)
Operating income	$10,787	$58,071	$(47,284)

Well Construction and Intervention Services:
Revenue	$79,093	$87,417	$(8,324)
Operating income (loss)	$(3,374)	$5,356	$(8,730)

Well Support Services:
Revenue	$104,577	$91,438	$13,139
Operating income (loss)	$(4,810)	$(8,767)	$3,957

Corporate / Elimination:
Operating income (loss)	$(25,374)	$(34,318)	$8,944

Combined:
Revenue	$510,769	$553,000	$(42,231)

Costs and expenses:
Direct costs	416,339	418,997	(2,658)
Selling, general and administrative expenses	53,684	65,935	(12,251)
Research and development	1,805	1,872	(67)
Depreciation and amortization	59,756	46,343	13,413
(Gain) loss on disposal of assets	1,956	(489)	2,445
Operating income (loss)	(22,771)	20,342	(43,113)
Other income (expense):
Interest expense, net	(347)	(428)	81
Other income, net	465	620	(155)
Total other income (expense)	118	192	(74)
Income (loss) before income taxes	(22,653)	20,534	(43,187)
Income tax expense (benefit)	920	(60)	980
Net income (loss)	$(23,573)	$20,594	$(44,167)

Revenue
Revenue decreased $42.2 million, or 7.6%, to $510.8 million for the three months ended March 31, 2019, as compared to $553.0 million for the three months ended March 31, 2018. The decrease in revenue was primarily due to (i) a decrease of $47.0 million in our Completion Services segment primarily due to challenging market conditions within our fracturing service line as a result of takeaway capacity constraints in West Texas causing lower pricing and utilization, as well as pricing pressures within our wireline and pumpdown service lines, (ii) a decrease of $8.3 million in our Well Construction and Intervention Services segment as a result of decreased utilization and pricing pressure across its service lines, offset by an increase of $13.1 million in our Well Support Services segment as a result of improved pricing and activity levels across its service lines.
Direct Costs
Direct costs decreased $2.7 million, or 0.6%, to $416.3 million for the three months ended March 31, 2019, as compared to $419.0 million for the three months ended March 31, 2018. The decrease in direct costs was primarily due to reduced consumable and fuel costs as a result of lower activity levels.
As a percentage of revenue, direct costs increased to 81.5% for the three months ended March 31, 2019, as compared to 75.8% for the three months ended March 31, 2018. The increase was primarily due to challenging market conditions within our fracturing service line as a result of takeaway capacity constraints in West Texas, as well as pricing pressures across all service lines within the Completions Services and WC&I segments.
Selling, General and Administrative Expenses (“SG&A”)
SG&A decreased $12.3 million, or 18.6%, to $53.7 million for the three months ended March 31, 2019, as compared to $65.9 million for the three months ended March 31, 2018. The decrease in SG&A was primarily driven by (i) severance expense associated with the departure of an executive officer in the corresponding prior year period, (ii) lower labor and employee related costs from our cost reduction efforts, (iii) a reduction in integration costs related to the acquisition of O-Tex in the corresponding prior year period as well as a reduction in other general and administrative expenses.
Depreciation and Amortization Expense (“D&A”)
D&A increased $13.4 million, or 28.9%, to $59.8 million for the three months ended March 31, 2019, as compared to $46.3 million for the three months ended March 31, 2018. The increase in D&A was primarily the result of capital expenditures associated with equipment placed into service after the first quarter of 2018.
Income Taxes
We recorded an income tax expense of $0.9 million for the three months ended March 31, 2019, at a negative effective rate of (4.1%), compared to an income tax benefit of $0.1 million for the comparable prior year period, at a negative effective rate of (0.3%). The decrease in the effective tax rate, and the resulting effective tax rate below the expected statutory rate, was primarily due to the existence and adjustment of our valuation allowance applied against certain deferred tax assets, including net operating loss carryforwards.
Reportable Segments
As of March 31, 2019, our reportable business segments were:

•
Completion Services, which consists of the following businesses and service lines: (1) fracturing services; (2) cased-hole wireline and pumpdown services; and (3) completion support services, which includes our research and technology (“R&T”) department.

•	Well Construction and Intervention Services, which consists of the following businesses and service lines: (1) cementing services and (2) coiled tubing services.

•	Well Support Services, which consists of the following businesses and service lines: (1) rig services; (2) fluids management services; and (3) other specialty well site services.

During the first quarter of 2018, we decided to exit our directional drilling business and artificial lift business. We ceased directional drilling operations during the first quarter of 2018, and we are in the process of divesting the assets and inventory associated with that business. We completed the sale of substantially all of the assets and inventory associated with the artificial lift business during 2018.
Our reportable business segments are described in more detail below; for financial information about our reportable business segments, including revenue from external customers and total assets by reportable business segment, please see Note 8 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report.
Completion Services
The core services provided through our Completion Services segment are fracturing, cased-hole wireline and pumpdown services. Our completion support services are focused on supporting the efficiency and effectiveness of our operations. Our R&T department provides in-house manufacturing capabilities that help to reduce operating cost and enable us to offer more technologically advanced and efficiency focused completion services, which we believe is a competitive differentiator. For example, through our R&T department we manufacture the data control instruments used in our fracturing operations and the perforating guns and addressable switches used in our wireline operations; these products are also sold to third-parties. The majority of revenue for this segment is generated by our fracturing business.
During the first quarter of 2019, our fracturing business deployed, on average, approximately 660,000 hydraulic horsepower (“HHP”) out of a fleet of approximately 860,000 HHP as of March 31, 2019. Our typical horizontal fleet size consists of 20 pumps, or approximately 40,000 HHP, and our typical vertical fleet size consists of 10 pumps, or approximately 20,000 HHP. In our cased-hole wireline and pumpdown businesses, during the first quarter of 2019, we deployed, on average, approximately 67 wireline trucks and 81 pumpdown units. Not all of our deployed assets are utilized fully, or at all, at any given time, due to, among other things, routine scheduled maintenance and downtime.
The following table presents revenue, Adjusted EBITDA and certain operational data for our Completion Services segment for the first quarter of 2019, the fourth quarter of 2018, and the first quarter of 2018. Please read Note 8 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for the definition and calculation of Adjusted EBITDA. For additional information, please also read “Introductory Note and Overview” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(In thousands)
Revenue
Fracturing	$236,041	$192,814	$269,491
Cased-hole Wireline & Pumpdown	82,637	92,761	99,754
Other	8,421	7,686	4,900
Total revenue	$327,099	$293,261	$374,145

Adjusted EBITDA	$54,435	$44,240	$81,773

Average active hydraulic fracturing horsepower	660,000	650,000	630,000
Total fracturing stages	5,100	4,197	4,652

Average active wireline trucks	67	70	67

Average active pumpdown units	81	81	72
Revenue and profitability in our Completion Services segment increased sequentially due to the strong performance of our fracturing operations. The operational momentum created by the increase in our dedicated fleet count as we exited 2018, combined with improved customer activity levels and efficiencies in the first quarter, resulted in improved utilization levels and enhanced profitability in our fracturing business. In our wireline and pumpdown businesses, delayed completion activity in our largest operating area that includes the Bakken and the Rocky Mountains, inclement weather in all of our core operating basins, and a more competitive pricing environment resulted in both revenue and profitability decreasing sequentially. With the challenging conditions of the first quarter of 2019, we worked to increase efficiencies and streamline costs in our wireline and pumpdown businesses, including reallocating assets to more profitable locations and closing select operating districts in line with our disciplined returns focused strategy.
Well Construction and Intervention Services
The core services provided through our Well Construction and Intervention Services segment are cementing and coiled tubing services. Although we previously provided directional drilling services through this segment, we ceased operations during the first quarter of 2018, and we are in the process of selling the related assets and inventory. The majority of revenue for this segment is generated by our cementing business.
During the first quarter of 2019, our cementing business deployed, on average, approximately 68 cementing units; and in our coiled tubing business, we deployed, on average, approximately 14 coiled tubing units during the quarter. Our deployed assets may not be utilized fully, or at all, at any given time, due to, among other things, routine scheduled maintenance and downtime.
The following table presents revenue, Adjusted EBITDA and certain operational data for our Well Construction and Intervention Services segment for the first quarter of 2019, the fourth quarter of 2018, and the first quarter of 2018. Please read Note 8 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for the definition and calculation of Adjusted EBITDA. For additional information, please also read “Introductory Note and Overview” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(In thousands)
Revenue
Cementing	$54,097	$63,490	$61,548
Coiled Tubing	24,996	30,012	25,788
Other	—	—	81
Total revenue	$79,093	$93,502	$87,417

Adjusted EBITDA	$6,514	$15,900	$16,305

Average active cementing units	68	69	71

Average active coiled tubing units	14	17	17

Revenue and profitability decreased sequentially in our WC&I segment primarily due to lower customer activity levels, inclement weather and reduced asset deployment. These factors, together with the lower overall drilling rig count from smaller public and private customers in West Texas and a more competitive pricing environment in West Texas and the Mid-Continent, negatively impacted our cementing business throughout the first quarter. In our coiled tubing business, we experienced unexpected downtime with some of our large diameter units, several of which were warrantied by the manufacturer, and all but one returned to service early in the second quarter of 2019. Additionally, slower than expected completion activity levels in South Texas and the Mid-Continent resulted in lower overall utilization in our coiled tubing business during the first quarter of 2019.

Well Support Services
Our Well Support Services segment focuses on post-completion activities at the well site, including rig services, such as workover and plug and abandonment, fluids management services, and other specialty well site services. Although we previously provided artificial lift applications through this segment, we completed the sale of substantially all of the assets and inventory associated with such business on July 2, 2018. Additionally, in response to the highly competitive landscape and reflecting our returns-focused strategy, we have continued to focus on operational rightsizing measures to better align these businesses with current market conditions, which has included closing facilities and idling unproductive equipment. For example, during the fourth quarter of 2017, we divested our Canadian rig services business, during the first quarter of 2018, we exited the condensate hauling business in South Texas, and late in the second quarter of 2018, we shut-down our East Texas rig services operations. The majority of revenue for this segment is generated by our rig services business, and we consider rig services and fluids management to be the core businesses within this segment.
During the first quarter of 2019, our rig services business deployed, on average, approximately 124 workover rigs per workday. In our fluids management business, we deployed, on average, approximately 660 fluid services trucks per workday and approximately 1,307 frac tanks per workday. In our fluids management business, we own 23 private salt water disposal wells for fluids disposal purposes. However, not all of our deployed assets are utilized fully, or at all, at any given time, due to, among other things, routine scheduled maintenance and downtime.
The following table presents revenue, Adjusted EBITDA, and certain operational data for our Well Support Services segment for the first quarter of 2019, the fourth quarter of 2018, and the first quarter of 2018. Please read Note 8 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for the definition and calculation of Adjusted EBITDA. For additional information, please also read “Introductory Note and Overview” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(In thousands)
Revenue
Rig Services	$55,398	$54,366	$48,445
Fluids Management	37,860	37,929	31,795
Other Special Well Site Services	11,319	11,586	11,198
Total revenue	$104,577	$103,881	$91,438

Adjusted EBITDA	$6,988	$13,130	$5,613

Average active workover rigs	149	152	140
Total workover rig hours	96,208	92,956	92,428

Average active fluids management trucks	660	645	616
Total fluids management truck hours	337,306	336,261	307,002
Segment revenue was essentially flat, but segment profitability declined sequentially due to inclement weather across our operating basins and higher overall labor costs. In our rig services business, we benefited from the full quarter impact of rate increases implemented in the fourth quarter of 2018, which were offset by multiple instances of harsh weather conditions throughout the back half of the quarter, especially in our largest operating basin of California. Weather-driven delays also inhibited our ability to get equipment to location to meet continued strong customer demand for plug and abandonment services, which resulted in special services revenue and profitability decreasing sequentially. In our fluids management business, customer demand continued to improve, but weather-driven delays in our largest operating basins and higher labor costs caused profitability to decline sequentially.
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
Completion Services Outlook
Our strategy of increasing our dedicated fleet count with efficient, existing customers resulted in strong operating momentum throughout the first quarter of 2019, which should result in continued modest improvement in the second quarter of 2019. With that said, current market conditions remain volatile, the supply and demand balance of horsepower in the market remains unfavorable for service providers, and customers are still very price sensitive. Our primary focus remains to lower our overall cost structure and to more closely align with dedicated customers with deep inventories of work and proven track records of efficient operations, many of which we have created long-term relationships with over the past several years. In our wireline and pumpdown businesses, we expect improvement in customer activity levels in most of our core operating basins during the second quarter. Specifically, our largest customers in the Bakken and the Rocky Mountain regions commenced completion activities as we exited the first quarter, which should result in improved utilization of deployed assets in our largest operating basin.
Well Construction and Intervention Services Outlook
We currently expect that our Well Construction and Intervention Services segment will experience improved activity levels in the second quarter of 2019 primarily due to an increase in the number of drilling rigs serviced by our cementing business and the redeployment of our large diameter coiled tubing units that experienced downtime during the first quarter of 2019. Despite the recent improvements in our cementing business, market conditions remain volatile and customers remain very price sensitive. We will continue to focus on streamlining costs and deploying units with efficient customers that we already work for in several of our other core businesses. In our coiled tubing business, customer activity levels have remained strong in West Texas, and we experienced a noticeable improvement in customer demand in our other core operating basins as we exited the first quarter, which should result in improved utilization of deployed equipment throughout the second quarter of 2019.
Well Support Services Outlook
We expect improved financial results in our Well Support Services segment in the second quarter as customer demand remains strong and periods of inclement weather that are typical in the first quarter subside. We continue to experience increased demand for workover and well maintenance activities, and we will focus on deploying additional assets with steady, efficient customers in our core operating basins. In our rig services business, we will focus on increasing profitable market share primarily in California and West Texas, and we should benefit from further cost savings associated with district consolidation and the elimination of certain product lines in select basins. In our fluids management business, we will focus on areas with improving fluids logistics and disposal demand, but potential growth opportunities will be dependent upon asset availability and the easing of labor constraints that we continue to experience in select basins. With that said, we continue to explore potential strategic opportunities for our Well Support Services segment that would enable us to focus more on growing our new well focused businesses.
Regulations
The discussion set forth under Item 1. "Business - Government Regulations and Environmental, Health and Safety Matters" in our 2018 Annual Report is incorporated herein by reference.
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
Our financial performance and condition has remained strong during the three months ended March 31, 2019, and we have maintained a strong balance sheet and a conservative capital structure. As of March 31, 2019, we had a cash balance of $88.8 million and no borrowings drawn on our asset-based revolving credit agreement with, among other lenders, JPMorgan Chase Bank, N.A., as administrative agent, which matures May 1, 2023 (the “Credit Facility"), which had $274.7 million of available borrowing capacity after taking into consideration outstanding letters of credit totaling $20.6 million. This resulted in total liquidity of $363.5 million as of March 31, 2019. As of May 3, 2019, we had a cash balance of approximately $106.6 million and no borrowings drawn on our Credit Facility, which had $274.7 million of available borrowing capacity after taking into consideration our current outstanding letters of credit totaling $31.0 million, resulting in total liquidity of approximately $381.4 million. Under the terms of our Credit Facility, the borrowing base is subject to monthly adjustments based on current levels of accounts receivable and inventory. For additional information about the Credit Facility, please see Note 4 - Debt in Part I, Item 1 “Financial Statements” of this Quarterly Report.
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

Capital expenditures totaled $48.3 million in the first quarter of 2019, primarily pertaining to maintenance capital expenditures for deployed equipment. Based on current market conditions and assumptions on future customer demand, we expect our 2019 capital expenditure budget to range between $140.0 million and $180.0 million. We expect to fund our 2019 capital expenditure program primarily with cash flows from operations and potential borrowings under our Credit Facility. The amount of indebtedness we have outstanding at any time could limit our ability to finance future growth and could adversely affect our operations and financial condition. Based on our existing operating performance, we currently believe that our cash flows from operations, cash on hand and borrowings under our Credit Facility will be sufficient to meet our operational and capital expenditure requirements over the next twelve months.
On July 31, 2018, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $150.0 million of the Company’s common stock over the twelve month period starting August 1, 2018, in open market or in privately negotiated transactions, subject to U.S. Securities and Exchange Commission regulations, stock market conditions, capital needs of the business, and other factors. Repurchases may be commenced or suspended at any time without notice. In 2018, the Company executed the repurchase of approximately $40.4 million of the Company's common stock. No repurchases were made in the first quarter of 2019.
Financial Condition and Cash Flows
The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash provided by (used in):
Operating activities	$4,737	$35,656
Investing activities	(47,437)	(59,387)
Financing activities	(4,181)	(2,267)
Effect of exchange rate on cash	(35)	88
Change in cash and cash equivalents	$(46,916)	$(25,910)
Cash Provided by Operating Activities
Net cash provided by operating activities was $4.7 million for the three months ended March 31, 2019. The inflow of cash was primarily from adjustments for non-cash items of $71.2 million offset by $42.9 million of increased investment in working capital related to changes in operating assets and liabilities as a result of sequential increased utilization within our fracturing service line and a net loss of $23.6 million.
Net cash provided by operating activities was $35.7 million for the three months ended March 31, 2018. The inflow of cash was primarily related to net income of $20.6 million, adjustments for non-cash items of $53.8 million, $3.6 million related to a federal income tax refund and positive changes in other operating assets and liabilities primarily related to prepaid expenses and accounts payable. These cash inflows were offset by $63.3 million of increased investment in working capital (accounts receivable, inventory and payroll related costs and accrued expenses) as a result of the increase in demand for our services primarily from our Completion Services segment for the first three months of 2018.
Cash Used in Investing Activities
Net cash used in investing activities was $47.4 million for the three months ended March 31, 2019. The use of cash was primarily related to $48.3 million of capital expenditures mostly for the maintenance of deployed equipment, offset by $0.9 million of proceeds from the disposal of property, plant and equipment and non-core service lines.
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

Cash Used in Financing Activities
Net cash used in financing activities was $4.2 million for the three months ended March 31, 2019. The cash used was related to $3.3 million for the settlement of share repurchases in connection with our stock repurchase program and $0.9 million of employee tax withholding on restricted stock vesting.
Net cash used in financing activities was $2.3 million for the three months ended March 31, 2018. The cash used was primarily related to $2.2 million of employee tax withholding on restricted stock vesting.
Other Matters
Contractual Obligations
Our contractual obligations at March 31, 2019, did not change materially from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” of our 2018 Annual Report.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of March 31, 2019.
Recent Accounting Pronouncements
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for the interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for the interim and annual reporting periods beginning after December 15, 2018. We adopted this new accounting standard January 1, 2019, and there was no impact on our consolidated financial statements upon adoption.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements for fair value measurements, such as requiring additional disclosure around changes in unrealized gains and losses included in other comprehensive income for Level 3 fair value measurements, as well as additional disclosure around the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for the interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-50): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We adopted this new accounting standard effective January 1, 2019, and there was no impact to our consolidated financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2019, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A in our 2018 Annual Report.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level as of March 31, 2019.
Changes in Internal Controls Over Financial Reporting
Effective January 1, 2019, we adopted ASU No. 2016-02, Leases, and its related amendments. During this implementation and upon adoption of the new standard, we assessed and modified our internal controls in order to facilitate adoption of the new lease accounting standard, primarily related to the implementation of a new lease accounting system and modifications to the related payment and accounting processes.
There were no other changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, and from time to time may be, subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. Our management does not presently expect the outcome of those matters that are presently known to the Company, individually or collectively, to have a material adverse effect on our consolidated financial condition or results of operations. Please also see Note 7 - Commitments and Contingencies - Litigation in Part I, Item 1 “Financial Statements” of this Quarterly Report.
U.S. Department of Justice Criminal Investigation into Pre-Merger Incident
There is a pending criminal investigation led by the Department of Justice in connection with a fatality that occurred at a facility we now own in Williston, North Dakota. The fatality occurred on October 3, 2014, prior to our acquisition of such facility and the ongoing business in connection with the Nabors Merger. We are cooperating fully, and efforts to resolve this matter are underway.
ITEM 1A. RISK FACTORS
In addition to the information set forth in this Quarterly Report, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the information set forth in Item 1A “Risk Factors” in our 2018 Annual Report, which is incorporated by reference herein, for a detailed discussion of known material factors which could materially affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No equity securities of the Company were sold during the period covered by this Quarterly Report that were not registered under the Securities Act.
The following table summarizes share repurchase activity by the Company for the three months ended March 31, 2019 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (b)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under Such Program
January 1 - January 31	298	—	$14.94	—	$109,650
February 1 - February 28	51,480		$16.78	—	$109,650
March 1 - March 31	2,294		$15.24	—	$109,650
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
(b) Includes 54,072 shares that were withheld by us to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares. The value of such shares is based on the closing price of our common shares on the vesting date.
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

*10.1	Employment Agreement dated effective April 15, 2019 by and between C&J Spec-Rent Services, Inc. and Sharon Paul.
* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
** 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
*§101.INS	XBRL Instance Document
*§101.SCH	XBRL Taxonomy Extension Schema Document
* §101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
* §101.LAB	XBRL Taxonomy Extension Label Linkbase Document
* §101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* §101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b) (32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&J Energy Services, Inc.

Date:	May 7, 2019	By:	/s/ Donald J. Gawick
Donald J. Gawick
Chief Executive Officer, President and Director
(Principal Executive Officer)

		By:	/s/ Jan Kees van Gaalen
Jan Kees van Gaalen
Chief Financial Officer
(Principal Financial Officer)