Form 10-Q
period 2019-06-30
C&J Energy Services, Inc.
filed 2019-08-07
CIK 1615817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at August 2, 2019, was 66,031,830.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,374	$135,746
Accounts receivable, net of allowance of $8,655 at June 30, 2019 and $4,877 at December 31, 2018	341,475	309,104
Inventories, net	57,905	62,633
Prepaid and other current assets	37,396	22,357
Total current assets	551,150	529,840
Property, plant and equipment, net of accumulated depreciation of $368,074 at June 30, 2019 and $320,134 at December 31, 2018	679,480	737,292
Other assets:
Intangible assets, net	54,483	115,072
Deferred financing costs, net of accumulated amortization of $3,417 at June 30, 2019 and $2,932 at December 31, 2018	4,089	4,574
Right-of-use asset, net	25,741	—
Other noncurrent assets	15,144	37,676
Total assets	$1,330,087	$1,424,454
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$157,188	$140,109
Payroll and related costs	38,745	48,873
Accrued expenses	54,014	55,430
Current portion of lease liability	6,707	—
Total current liabilities	256,654	244,412
Long-term lease liability	16,281	—
Other long-term liabilities	25,123	26,713
Total liabilities	298,058	271,125
Commitments and contingencies
Stockholders' equity
Common stock, par value of $0.01, 1,000,000,000 shares authorized, 66,055,287 and 66,120,015 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	661	661
Additional paid-in capital	1,286,011	1,273,524
Accumulated other comprehensive loss	(56)	(148)
Retained deficit	(254,587)	(120,708)
Total stockholders' equity	1,032,029	1,153,329
Total liabilities and stockholders’ equity	$1,330,087	$1,424,454

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$501,082	$610,521	$1,011,851	$1,163,521
Costs and expenses:
Direct costs	408,514	463,602	824,853	882,599
Selling, general and administrative expenses	54,562	59,908	108,246	125,843
Research and development	1,696	1,681	3,501	3,553
Depreciation and amortization	58,093	54,387	117,849	100,730
Impairment expense	79,935	—	79,935	—
(Gain) loss on disposal of assets	8,762	49	10,718	(440)
Operating income (loss)	(110,480)	30,894	(133,251)	51,236
Other income (expense):
Interest expense, net	(442)	(2,185)	(789)	(2,613)
Other income (expense), net	(449)	(1,106)	16	(486)
Total other income (expense)	(891)	(3,291)	(773)	(3,099)
Income (loss) before income taxes	(111,371)	27,603	(134,024)	48,137
Income tax benefit	(1,065)	(893)	(145)	(953)
Net income (loss)	$(110,306)	$28,496	$(133,879)	$49,090
Net income (loss) per common share:
Basic	$(1.69)	$0.42	$(2.06)	$0.73
Diluted	$(1.69)	$0.42	$(2.06)	$0.73
Weighted average common shares outstanding:
Basic	65,082	67,268	65,056	67,227
Diluted	65,082	67,268	65,056	67,267

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(110,306)	$28,496	$(133,879)	$49,090

Other comprehensive (income) loss:
Foreign currency translation gain, net of tax	135	690	92	320
Comprehensive income (loss)	$(110,171)	$29,186	$(133,787)	$49,410

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock
Six Months Ended June 30, 2019	Number of Shares	Amount, at $0.01 par value	Additional Paid-in Capital	Other Comprehensive Loss	Retained Deficit	Total
Balance, December 31, 2018	66,120	$661	$1,273,524	$(148)	$(120,708)	$1,153,329
Issuance of restricted stock, net of forfeitures	(14)	—	—	—	—	—
Employee tax withholding on restricted stock vesting	(54)	—	(883)	—	—	(883)
Share-based compensation	—	—	5,852	—	—	5,852
Net loss	—	—	—	—	(23,573)	(23,573)
Foreign currency translation loss, net of tax	—	—	—	(43)	—	(43)
Balance, March 31, 2019	66,052	$661	$1,278,493	$(191)	$(144,281)	$1,134,682
Issuance of restricted stock, net of forfeitures	20	—	—	—	—	—
Employee tax withholding on restricted stock vesting	(17)	—	(202)	—	—	(202)
Share-based compensation	—	—	7,720	—	—	7,720
Net loss	—	—	—	—	(110,306)	(110,306)
Foreign currency translation gain, net of tax	—	—	—	135	—	135
Balance, June 30, 2019	66,055	$661	$1,286,011	$(56)	$(254,587)	$1,032,029

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock
Six Months Ended June 30, 2018	Number of Shares	Amount, at $0.01 par value	Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2017	68,547	$686	$1,298,859	$(580)	$22,457	$1,321,422
Cumulative effect from change in accounting principle	—	—	—	—	(13,160)	(13,160)
Issuance of restricted stock, net of forfeitures	(35)	(1)	1	—	—	—
Employee tax withholding on restricted stock vesting	(79)	(1)	(2,184)	—	—	(2,185)
Share-based compensation	—	—	6,526	—	—	6,526
Net income	—	—	—	—	20,594	20,594
Foreign currency translation loss, net of tax	—	—	—	(370)	—	(370)
Balance, March 31, 2018	68,433	$684	$1,303,202	$(950)	$29,891	$1,332,827
Issuance of restricted stock, net of forfeitures	(45)	—	—	—	—	—
Employee tax withholding on restricted stock vesting	(1)	—	(8)	—	—	(8)
Share-based compensation	—	—	4,391	—	—	4,391
Net income	—	—	—	—	28,496	28,496
Foreign currency translation loss, net of tax	—	—	—	690	—	690
Balance, June 30, 2018	68,387	$684	$1,307,585	$(260)	$58,387	$1,366,396

See accompanying notes to consolidated financial statements

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(133,879)	$49,090
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,849	100,730
Impairment expense	79,935	—
Provision for doubtful accounts	4,212	1,497
(Gain) loss on disposal of assets	10,718	(440)
Share-based compensation expense	13,572	10,917
Amortization of deferred financing costs	505	1,856
Right-of-use asset expense	4,122	—
Changes in operating assets and liabilities:
Accounts receivable	(36,526)	(46,408)
Inventories	4,835	(6,020)
Prepaid expenses and other current assets	(4,943)	2,933
Accounts payable	19,287	40,239
Payroll related costs and accrued expenses	(12,478)	(23,077)
Income taxes	322	4,215
Other	3,874	(805)
Net cash provided by operating activities	71,405	134,727
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(91,273)	(155,790)
Proceeds from disposal of property, plant and equipment and non-core service lines	2,761	20,862
Business acquisition purchase price adjustment	—	1,500
Net cash used in investing activities	(88,512)	(133,428)
Cash flows from financing activities:
Financing costs	—	(3,144)
Employee tax withholding on restricted stock vesting	(1,085)	(2,193)
Shares repurchased and retired	(3,298)	—
Net cash used in financing activities	(4,383)	(5,337)
Effect of exchange rate changes on cash	118	193
Net decrease in cash and cash equivalents	(21,372)	(3,845)
Cash and cash equivalents, beginning of period	135,746	113,887
Cash and cash equivalents, end of period	$114,374	$110,042

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

Proposed Merger with Keane

On June 16, 2019, C&J and Keane Group, Inc.(“Keane”) entered into an agreement and plan of merger (the “Merger Agreement”) with King Merger Sub Corp. (“Merger Sub”) providing that, among other things and subject to the terms and conditions of the Merger Agreement, at the effective time:

●	Merger Sub will merge with and into C&J (the “Merger”), with C&J surviving and continuing as the surviving corporation as a direct, wholly-owned subsidiary of Keane;

●

Each share of C&J common stock issued and outstanding immediately prior to the effective time will be canceled and converted into the right to receive 1.6149 shares of Keane common stock plus cash in lieu of any fractional shares that otherwise would have been issued;

●	Keane will be renamed and Keane common stock, including the shares to be issued in the Merger, will be listed on the New York Stock Exchange under a new ticker symbol; and

●

(a) each outstanding C&J stock option will convert into a stock option relating to shares of Keane common stock, (b) each outstanding C&J restricted stock award will convert into a restricted award relating to shares of Keane common stock, (c) each outstanding C&J restricted stock unit award will convert into a Keane restricted stock unit award relating to shares of Keane common stock, and (d) each outstanding C&J performance share award will convert into a restricted award relating to shares of Keane common stock. The number of shares of C&J common stock subject to C&J performance share awards shall be deemed to be the number of shares subject to the C&J performance share award with performance deemed achieved at target performance levels.

C&J and Keane estimate that holders of C&J common stock and holders of Keane common stock as of immediately prior to the effective time will each hold, in the aggregate, approximately 50% of the issued and outstanding shares of common stock of the combined company (based on fully diluted shares outstanding of the combined company) immediately following the effective time.

The consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, approval by the stockholders of Keane of the issuance of shares of Keane common stock in connection with the Merger and approval by the stockholders of C&J of the Merger Agreement, as well as the expiration or earlier termination of any applicable waiting period, and the receipt of certain regulatory approvals, including those under domestic antitrust and competition laws, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). In connection with the Merger, Keane and C&J each filed a Notification and Report Form under the HSR Act with the U.S. Federal Trade Commission and the DOJ on June 28, 2019 and on July 18, 2019, the Company received notification of early termination of the waiting period under the HSR Act.

As instructed within the terms of the Merger Agreement, Keane Investor Holdings LLC (“Keane Investor”), which beneficially owns 51,668,175 shares of Keane common stock, has entered into a Support Agreement and Irrevocable Proxy (the “Support Agreement”), dated June 16, 2019, which includes Keane Investor, Cerberus Capital Management, L.P. (“Cerberus”), an affiliate of Keane Investor, and C&J. The Support Agreement places certain restrictions on the transfer of the shares of Keane held by Keane Investor and Cerberus, including, subject to certain exceptions, that for the period commencing at the effective time and continuing for forty-five days thereafter, Keane Investor and Cerberus shall not sell, transfer, assign, pledge, encumber or otherwise dispose of, directly or indirectly, their shares of Keane common stock or any other securities convertible into or exchangeable for Keane common stock. In addition, the Support Agreement includes covenants that, with limited exceptions, require Keane Investor (which owns approximately 49.2% of the outstanding shares of Keane common stock) to vote its shares in favor of the share issuance to C&J stockholders and against actions that may impair or impede the transactions contemplated by the Merger Agreement.

The Company has agreed to operate its business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the proposed Merger, subject to specific exceptions set forth in the Merger Agreement, and have agreed to certain other customary restrictions on operations, as set forth in the Merger Agreement.

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These consolidated financial statements have been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Cash and Cash Equivalents. For purposes of the consolidated statement of cash flows, cash is defined as cash on-hand, demand deposits and short-term investments with initial maturities of three months or less. The Company maintains its cash and cash equivalents in various financial institutions, which at times may exceed federally insured amounts. Management believes that this risk is not significant. Cash balances related to the Company's captive insurance subsidiaries, which totaled $11.0 million and $19.7 million at June 30, 2019 and December 31, 2018, respectively, are included in cash and cash equivalents in the consolidated balance sheets, and the Company expects to use these cash balances to fund the day to day operations of the captive insurance subsidiaries and to settle future anticipated claims.

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

Inventories consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Raw materials	$1,952	$2,333
Work-in-process	294	1,684
Finished goods	62,529	69,418
Total inventory	64,775	73,435
Inventory reserve	(6,870)	(10,802)
Inventory, net	$57,905	$62,633

Property, Plant and Equipment and Definite-lived Intangible Assets.  Property, plant and equipment ("PP&E") are reported at cost less accumulated depreciation.  Maintenance and repairs, which do not improve or extend the life of the related assets, are charged to expense when incurred.  Refurbishments are capitalized when the value of the equipment is enhanced for an extended period.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved and any gain or loss is included in operating income.  Definite-lived intangible assets are amortized over their estimated useful lives.

PP&E and definite-lived intangible assets are evaluated on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain assets may not be recoverable.  Upon the occurrence of a triggering event, PP&E and definite-lived intangible assets are reviewed for impairment and an impairment loss is recorded in the period in which it is determined that the carrying amount of the assets are not recoverable.  With the exception of the C&J trade name, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group, excluding interest expense.  The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the service line level.  The Company's asset groups consist of well support services, fracturing, cased-hole wireline and pumpdown services, cementing and coiled tubing.  If the estimated undiscounted future net cash flows for a given asset group are less than the carrying amount of the related assets, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related assets.  The impairment loss is then allocated across the asset group's major classifications.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The C&J trade name is a corporate asset and upon the occurrence of a triggering event, determination of recoverability is made by comparing the carrying amount of the corporate assets with the remaining cash flows available, after taking into consideration the lower level asset groups that benefit from the C&J trade name.

The Company concluded that the softness in the energy equity markets and the consequential negative impact on the Company's market capitalization as of June 30, 2019, when compared to its book value of equity, were significant enough to be considered a triggering event.  As a result, a PP&E and definite-lived intangible asset recoverability test was performed on the asset groups in each of the Company’s service lines, and it was determined that the cementing asset group within the Company's Well Construction and Intervention ("WC&I") Services segment yielded an estimated undiscounted net cash flow below the carrying amount of the related assets. The Company estimated the fair value of the PP&E assets based upon replacement cost new, which was then compared to market data and other indications of value, where available, to confirm results obtained by the cost approach. In addition, values were further adjusted for economic obsolescence, while considering scrap value to be the floor value for an asset. The estimated fair value for the cementing asset group was compared to its carrying value, and an impairment charge of $23.7 million was recognized and allocated across the PP&E assets within the asset group. The impairment charge was primarily related to underutilized service equipment within the Company's cementing asset group.  See Note 5 - Definite-Lived Intangible Assets for further discussion on the valuation approach and impairment charge for the definite-lived intangible assets.  Should industry conditions worsen, additional impairment charges may be required in future periods.

As of June 30, 2019, the Company classified certain service equipment related to the fluids management service line within its Well Support Services segment as assets held for sale in anticipation of the closing of the sale during the third quarter of 2019.  The Company recognized a loss on disposition of $8.0 million to reduce the carrying value of the assets to their estimated fair values less cost to sell, based on the estimated sales price.  These assets, totaling $10.5 million, are reflected within prepaid and other current assets on the Company's consolidated balance sheet.

No impairment charge was recorded for the six months ended June 30, 2018.

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

Share-Based Compensation. The Company’s share-based compensation plan provides the ability to grant equity awards to the Company’s employees, consultants and non-employee directors. As of June 30, 2019, only nonqualified stock options, restricted shares, performance stock and restricted share units had been granted under such plans. The fair value of restricted share grants and restricted share units is based on the closing price of C&J’s common stock on the grant date. The Company values option grants based on the grant date fair value using the Black-Scholes option-pricing model, and the Company values performance awards with market conditions based on the grant date fair value using a Monte Carlo simulation, both of which require the use of subjective assumptions. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for the entire award and makes estimates of employee terminations and forfeiture rates which impacts the amount of compensation expense that is recorded over the requisite service period. Further information regarding the Company’s share-based compensation arrangements and the related accounting treatment can be found in Note 6 - Stockholders' Equity.

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

As a result of the Company's emergence from Chapter 11 bankruptcy in 2017, the Company believes it experienced an ownership change for purposes of Section 382 of the Code because of its restructuring plan and that consequently its pre-change NOLs are subject to an annual limitation.  The ownership change and resulting annual limitation on use of NOLs are not expected to result in the expiration of the Company's NOL carryforwards if it is able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOLs available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized.  Additionally, a subsequent ownership change, including the proposed merger with Keane, will result in further limitation on the ability to utilize existing NOLs and other tax attributes, which could cause the Company's pre-change NOL carryforwards to expire unused.

The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Previously recognized uncertain tax positions are reversed in the first period in which it is more-likely-than-not that the tax position would be sustained upon examination. Income tax related interest and penalties, if applicable, are recorded as a component of the provision for income tax expense. As of June 30, 2019, the Company had an unrecognized tax benefit balance of $6.0 million related to a deduction for certain fees that were paid using shares of C&J common stock as part of the January 7, 2017 plan of reorganization. This uncertain tax benefit balance is netted against and reduces the Company's net operating loss carryforwards.

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Numerator:
Net income (loss) attributed to common stockholders	$(110,306)	$28,496	$(133,879)	$49,090
Denominator:
Weighted average common shares outstanding - basic	65,082	67,268	65,056	67,227
Effect of potentially dilutive securities:
Warrants	—	—	—	38
Restricted shares	—	—	—	2
Weighted average common shares outstanding - diluted	65,082	67,268	65,056	67,267
Net income (loss) per common share:
Basic	$(1.69)	$0.42	$(2.06)	$0.73
Diluted	$(1.69)	$0.42	$(2.06)	$0.73

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of securities excluded from the computation of basic and diluted earnings (loss) per share is presented below for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Basic earnings per share:
Unvested restricted shares	970	1,130	1,010	1,205
Diluted earnings per share:
Anti-dilutive stock options	351	351	351	351
Anti-dilutive warrants	3,528	3,528	3,528	1,764
Anti-dilutive restricted shares	970	1,104	1,010	1,188
Anti-dilutive restricted share units	916	—	929	—
Potentially dilutive securities excluded as anti-dilutive	5,765	4,983	5,818	3,303

Recent Accounting Pronouncements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends U.S. GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses.  The new impairment model applies to most financial assets, including trade accounts receivable.  In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"), which clarifies certain aspects of the amendments in ASU 2016-13.  These ASU's are effective for interim and annual reporting periods beginning after December 15, 2019, although it may be adopted one year earlier, and requires a modified retrospective transition approach.  The Company does not anticipate the adoption of this standard to have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-50): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company early adopted this new accounting standard effective January 1, 2019, and there was no impact on its consolidated financial statements upon adoption.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Leases

The Company leases certain property and equipment under non-cancelable operating leases. The Company’s leases typically have initial terms ranging from 1 to 10 years and often include options to extend or renew for 1 to 5 additional years, some of which may include options to terminate the leases. For those leases that include options to extend, the Company assesses the likelihood of utilizing those options using a threshold of reasonably certain to renew. Based on this threshold, for accounting purposes, the Company does not include renewal periods in the measurement of the right-of-use asset and lease liability. As of June 30, 2019, the Company does not have any financing leases, and the Company has no pre-commencement leases that would create significant rights and obligations.

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

The components of lease expense are included in direct costs and selling, general and administrative expenses on the consolidated statements of operations. The following table summarizes the components of lease expense for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30, 2019
	(In thousands)
Operating lease expense	$2,837	$5,405
Short-term lease expense	184	413
Total lease expense	$3,021	$5,818

The following table summarizes the Company's future minimum lease payments as of June 30, 2019. In addition, the table presents the present value of the future lease payments, which are reflected in the current portion of lease liability and long-term lease liability, within the Company's consolidated balance sheet:

Years Ending December 31,	(In thousands)
2019	$4,506
2020	7,166
2021	5,776
2022	5,218
2023	3,838
Thereafter	21
Total lease payments	$26,525
Less: Present value discount	(3,537)
Present value of lease payments	$22,988

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2018, the Company's future minimum lease payments under non-cancelable operating leases for the subsequent five years through December 31, 2023 and thereafter were as follows:

Years Ending December 31,	(In thousands)
2019	$9,204
2020	6,962
2021	5,654
2022	5,185
2023	3,838
Thereafter	21
$30,864

The following tables summarize the Company's weighted average remaining lease term and weighted average discount rate as of June 30, 2019 and operating lease cash flow information for the six months ended June 30, 2019:

June 30, 2019
Lease Term and Discount Rate
Weighted average remaining lease term (in years):
Operating leases	3.7
Weighted average discount rate:
Operating leases	8.0%

Six Months Ended June 30, 2019
(In thousands)
Cash Flows from Operating Activities
Cash outflows from operating leases	$4,848
Non-cash operating activities
Right-of-use assets in exchange for operating lease obligations (1)	$30,068

(1)  Includes initial measurement of right-of-use asset

Note 3 - Revenue Recognition

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

Remaining Performance Obligations

The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with ASC 606, the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. For those contracts with a term of more than one year, the Company had approximately $13.0 million of unsatisfied performance obligations as of June 30, 2019, which will be recognized as services are performed over the remaining contractual terms.

Contract Balances

Accounts receivable as presented on the Company’s consolidated balance sheets represent amounts due from customers for services provided. Bad debt expense of $4.2 million and $1.5 million was included as a component of direct costs on the consolidated statements of operations for the six months ended June 30, 2019 and 2018, respectively.

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

Completion Services Segment

Fracturing Services Revenue. Through its fracturing service line, the Company provides fracturing services (i) under term pricing agreements; (ii) under contracts that include dedicated fleet arrangements; (iii) on a spot market basis; or (iv) under term contracts that include "take-or-pay" provisions. Revenue is typically recognized, and customers are invoiced upon the completion of each job, which can consist of one or more fracturing stages. Once a job has been completed, a field ticket is generated that includes charges for the services performed and the consumables (such as chemicals and proppants) used during the course of service. The field tickets may also include charges for any additional equipment used on the job and other miscellaneous consumables.

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

Well Construction and Intervention Services Segment

Cementing Services Revenue.  The Company provides cementing services on a spot market or project basis.  Jobs for these services are typically short-term in nature and are generally completed in a few hours.  The Company typically charges the customer for these services on a per job basis at agreed-upon spot market rates or agreed-upon job pricing for a particular project.  Revenue is recognized and customers are invoiced upon the completion of each job based on a field ticket, which includes charges for the services performed and the consumables used during the course of service.

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Disaggregation of Revenue

The following tables disaggregate revenue by the Company's reportable segments, core service lines and geography:

	Three Months Ended June 30, 2019
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Product Service Line
Fracturing	$219,661	$—	$—	$219,661
Cased-hole Wireline & Pumpdown	91,863	—	—	91,863
Cementing	—	48,369	—	48,369
Coiled Tubing	—	24,340	—	24,340
Rig Services	—	—	58,489	58,489
Fluids Management	—	—	36,913	36,913
Other	10,899	—	10,548	21,447
	$322,423	$72,709	$105,950	$501,082
Geography
West Texas	$111,764	$35,927	$23,577	$171,268
South Texas / South East	73,275	11,901	8,856	94,032
Rockies / Bakken	38,500	6,052	8,325	52,877
California	4,861	—	59,290	64,151
Mid-Con	63,059	5,646	5,902	74,607
North East	29,715	13,183	—	42,898
Other	1,249	—	—	1,249
	$322,423	$72,709	$105,950	$501,082

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30, 2018
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Product Service Line
Fracturing	$288,855	$—	$—	$288,855
Cased-hole Wireline & Pumpdown	115,377	—	—	115,377
Cementing	—	69,328	—	69,328
Coiled Tubing	—	29,758	—	29,758
Rig Services	—	—	51,716	51,716
Fluids Management	—	—	34,128	34,128
Other	8,663	—	12,696	21,359
	$412,895	$99,086	$98,540	$610,521
Geography
West Texas	$170,343	$56,504	$26,286	$253,133
South Texas / South East	135,437	13,034	9,280	157,751
Rockies / Bakken	44,076	5,557	9,402	59,035
California	5,796	—	44,570	50,366
Mid-Con	38,833	12,157	8,278	59,268
North East	16,418	11,834	659	28,911
Other	1,992	—	65	2,057
	$412,895	$99,086	$98,540	$610,521

	Six Months Ended June 30, 2019
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Product Service Line
Fracturing	$455,702	$—	$—	$455,702
Cased-hole Wireline & Pumpdown	174,500	—	—	174,500
Cementing	—	102,465	—	102,465
Coiled Tubing	—	49,337	—	49,337
Rig Services	—	—	113,887	113,887
Fluids Management	—	—	74,774	74,774
Other	19,320	—	21,866	41,186
	$649,522	$151,802	$210,527	$1,011,851
Geography
West Texas	$255,344	$77,780	$49,904	$383,028
South Texas / South East	146,835	21,965	18,734	187,534
Rockies / Bakken	70,398	12,240	15,749	98,387
California	9,549	—	113,993	123,542
Mid-Con	118,008	13,613	12,147	143,768
North East	46,806	26,204	—	73,010
Other	2,582	—	—	2,582
	$649,522	$151,802	$210,527	$1,011,851

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2018
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Product Service Line
Fracturing	$558,346	$—	$—	$558,346
Cased-hole Wireline & Pumpdown	215,131	—	—	215,131
Cementing	—	130,877	—	130,877
Coiled Tubing	—	55,546	—	55,546
Rig Services	—	—	100,162	100,162
Fluids Management	—	—	65,923	65,923
Other	13,563	80	23,893	37,536
	$787,040	$186,503	$189,978	$1,163,521
Geography
West Texas	$349,318	$105,283	$50,108	$504,709
South Texas / South East	234,621	25,717	18,057	278,395
Rockies / Bakken	83,085	10,539	19,335	112,959
California	10,844	—	84,400	95,244
Mid-Con	74,453	22,337	16,107	112,897
North East	31,454	22,627	1,280	55,361
Other	3,265	—	691	3,956
	$787,040	$186,503	$189,978	$1,163,521

Note 4 - Debt

Credit Facility

The Company and certain of its subsidiaries (the “Borrowers”) are parties to an asset-based revolving credit agreement with, among other lenders, JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), which matures May 1, 2023 (the “Credit Facility”).

The Credit Facility allows the Borrowers to incur revolving loans in an aggregate amount up to the lesser of (a) $400.0 million or (b) a borrowing base (the “Loan Cap”), which borrowing base is based upon the value of the Borrowers’ accounts receivable, inventory and restricted cash, subject to eligibility criteria and customary reserves which may be modified in the Agent’s permitted discretion. The Credit Facility also provides for the issuance of letters of credit, which would further reduce borrowing capacity thereunder. As of June 30, 2019, there were no loans outstanding under the Credit Facility, and there were $31.0 million in letters of credit outstanding under the Credit Facility. The Company had available borrowing capacity of approximately $265.6 million as of June 30, 2019.

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

As of June 30, 2019, the Company was in compliance with all financial covenants of the Credit Facility.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Definite-Lived Intangible Assets

The Company reviews definite-lived intangible assets along with PP&E for impairment when events or changes in circumstances (a triggering event) indicate that the asset may have a net book value in excess of recoverable value.  As of June 30, 2019, management determined that the softness in the energy equity markets and the consequential negative impact on the Company's market capitalization, when compared to its book value of equity, was significant enough to be considered a triggering event. Recoverability testing indicated the carrying value of the intangible assets and PP&E associated with the Company’s cementing asset group within the Company's WC&I Services segment were less than the estimated undiscounted cash flows.  As a result, the Company estimated the fair value of the cementing definite-lived intangible assets.  Customer relationships were valued using the income approach, specifically an excess earnings method.  Trade names were valued primarily utilizing the relief from royalty method of the income approach.  The non-compete was valued using the with and without methodology.  Significant unobservable inputs and assumptions included customer attrition rates, forecasted revenue and margins, contributory asset charges, applicable royalty rates, remaining useful lives, tax rates and applicable discount rates.

The fair value of these assets were then compared to their carrying value which resulted in an impairment charge of $56.2 million for the three months ended June 30, 2019.

The change in the carrying amounts of definite-lived intangible assets as of June 30, 2019 is presented as follows:

	Amortization Period (in years)			December 31, 2018	Impairment Expense	Amortization Expense	June 30, 2019
				(In thousands)
Customer relationships		15		$58,100	$(58,100)	$—	$—
Trade name	10	-	15	68,300	(4,800)	—	63,500
Non-compete		5		1,600	(1,200)	—	400
				128,000	(64,100)	—	63,900
Less: accumulated amortization				(12,928)	7,885	(4,374)	(9,417)
Intangible assets, net				$115,072	$(56,215)	$(4,374)	$54,483

Note 6 - Stockholders' Equity

Stock Repurchases

On July 31, 2018, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $150.0 million of the Company’s common stock over a twelve month period starting August 1, 2018 and ending July 31, 2019.  The program did not obligate the Company to purchase a specified number of shares of common stock during the period or at all and was subject to suspension at any time at the Company’s discretion.

During 2018, C&J executed $40.4 million of total stock repurchases at an average price of $16.55 per share, representing a total of approximately 2.4 million shares of the Company's common stock, of which $3.3 million of stock repurchases were settled during 2019. No further repurchases were made under the program prior to its expiration.

Share-Based Compensation

The Company adopted the C&J Energy Services, Inc. 2017 Management Incentive Plan (as amended from time to time, the “MIP”) as of January 6, 2017. The MIP provides for the grant of share-based awards to the Company’s employees, consultants and non-employee directors. The following types of awards are available for issuance under the MIP: incentive stock options and nonqualified stock options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights, performance awards, share awards, other share-based awards and substitute awards. As of June 30, 2019, only nonqualified stock options, restricted shares, performance stock and restricted share units have been awarded under the MIP.

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

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Share Units ("RSU")

As of June 30, 2019, the Company had approximately 0.9 million RSU's outstanding to employees.  The Company had approximately $9.7 million in unrecognized compensation cost related to RSU's to be expensed over a weighted average remaining service period of 2.5 years.  During the six months ended June 30, 2019, the Company granted approximately 0.1 million RSU's to employees under the MIP, at a fair market value of $14.86 per RSU. The RSU's will vest over 3 years of continuous service from the grant date, with one-third vesting on each of the first, second and third anniversaries.

Stock Options

As of June 30, 2019, the Company had approximately 0.4 million options outstanding to employees, including 0.1 million unvested options. The Company had approximately $1.0 million in unrecognized compensation cost related to stock options to be expensed over a weighted average remaining service period of 1.1 years. During the six months ended June 30, 2019, no stock options were granted by the Company.

Restricted Stock

As of June 30, 2019, the Company had approximately 0.5 million shares of restricted stock outstanding to employees and non-employee directors. The Company had approximately $12.2 million in unrecognized compensation cost related to restricted stock to be expensed over a weighted average remaining service period of 1.2 years. During the six months ended June 30, 2019, no restricted stock was granted by the Company.

Performance Stock

As of June 30, 2019, the Company had approximately 0.4 million shares of performance stock outstanding.  The Company had approximately $5.9 million in unrecognized compensation cost related to performance stock to be expensed over a weighted average remaining service period of 2.2 years.  During the six months ended June 30, 2019, the Company did not have any material grants of Performance Stock.

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

Conditional Dividend

On June 16, 2019, the Company's Board of Directors declared, subject to a future determination by it that surplus exists under Delaware law, a cash dividend of $1.00 per share of the Company's common stock. If the Company's Board of Directors makes a determination that the Company has sufficient surplus to pay the cash dividend, it will be paid prior to the effective time of the Merger to the holders of record of the Company's common stock as of a record date to be established. There is no requirement that the Company's Board of Directors make a determination of sufficient surplus or that the cash dividend be paid, unless and until such determination is made.

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

As of June 30, 2019, the Company's operating and reportable segments were: (i) Completion Services, (ii) WC&I and (iii) Well Support Services.  This segment structure reflects the financial information and reports used by the Company’s management, including its CODM, to make decisions regarding the Company’s business, including performance evaluation and resource allocation decisions.

The following is a brief description of the Company's reportable segments:

Completion Services

The Company’s Completion Services segment consists of the following businesses and service lines: (1) fracturing services; (2) cased-hole wireline and pumpdown services; and (3) completion support services, which includes the Company's R&T department.

Well Construction and Intervention Services

The Company’s WC&I Services segment consists of the following businesses and service lines: (1) cementing services and (2) coiled tubing services. During the first quarter of 2018, the Company exited its directional drilling business.

Well Support Services

The Company’s Well Support Services segment consists of the following businesses and service lines: (1) rig services; (2) fluids management services; and (3) other specialty well site services. During the first quarter of 2018, the Company decided to exit its artificial lift business.

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes certain financial information related to the Company’s reportable segments.

	Completion Services	WC&I	Well Support Services	Corporate/ Elimination	Total
	(In thousands)
Three months ended June 30, 2019
Revenue from external customers	$322,423	$72,709	$105,950	$—	$501,082
Inter-segment revenues	73	—	30	(103)	—
Depreciation and amortization	36,907	8,950	10,368	1,868	58,093
Operating income (loss)	5,450	(83,988)	(4,208)	(27,734)	(110,480)
Net income (loss)	5,138	(84,019)	(4,052)	(27,373)	(110,306)
Adjusted EBITDA	47,706	6,947	13,383	(16,056)	51,980
Capital expenditures	25,853	1,920	8,182	6,977	42,932
Six months ended June 30, 2019
Revenue from external customers	$649,522	$151,802	$210,527	$—	$1,011,851
Inter-segment revenues	133	—	73	(206)	—
Depreciation and amortization	76,744	16,835	20,616	3,654	117,849
Operating income (loss)	16,237	(87,362)	(9,017)	(53,109)	(133,251)
Net income (loss)	15,741	(87,393)	(8,520)	(53,707)	(133,879)
Adjusted EBITDA	102,137	13,371	20,371	(34,342)	101,537
Capital expenditures	57,172	10,675	13,338	10,088	91,273
As of June 30, 2019
Total assets	$734,455	$160,543	$230,727	$204,362	$1,330,087
Three months ended June 30, 2018
Revenue from external customers	$412,895	$99,086	$98,540	$—	$610,521
Inter-segment revenues	221	—	44	(265)	—
Depreciation and amortization	29,466	10,018	13,600	1,303	54,387
Operating income (loss)	55,208	8,311	(3,110)	(29,515)	30,894
Net income (loss)	53,953	8,538	(3,231)	(30,764)	28,496
Adjusted EBITDA	84,118	19,940	11,437	(23,581)	91,914
Capital expenditures	79,663	11,234	988	877	92,762
Six months ended June 30, 2018
Revenue from external customers	$787,040	$186,503	$189,978	$—	$1,163,521
Inter-segment revenues	283	—	149	(432)	—
Depreciation and amortization	52,339	20,054	25,875	2,462	100,730
Operating income (loss)	113,283	13,663	(11,876)	(63,834)	51,236
Net income (loss)	112,096	13,885	(11,813)	(65,078)	49,090
Adjusted EBITDA	165,895	36,242	17,049	(48,714)	170,472
Capital expenditures	136,788	14,876	3,194	932	155,790
As of December 31, 2018
Total assets	$713,738	$249,712	$233,650	$227,354	$1,424,454

The CODM evaluates reportable segment performance and allocates resources based on total earnings (loss) before net interest expense, income taxes, depreciation and amortization, other income (expense), net gain or (loss) on disposal of assets, merger/transaction-related costs, non-cash share-based compensation and non-routine items (“Adjusted EBITDA”), because Adjusted EBITDA is considered an important measure of each reportable segment’s performance. Adjusted EBITDA at the segment level is not considered to be a non-GAAP financial measure as it is the Company's segment measure of profit and loss and is required to be disclosed under GAAP pursuant to ASC 280. During the first quarter of 2019, Adjusted EBITDA, the Company's segment measure of profit and loss, was changed to exclude non-cash share-based compensation expense. Prior period amounts have been adjusted for comparability.

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

As required under Item 10(e) of Regulation S-K of the Exchange Act, included below is a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, from net income (loss), which is the nearest comparable U.S. GAAP financial measure on a consolidated basis for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Net income (loss)	$(110,306)	$28,496
Depreciation and amortization	58,093	54,387
Impairment expense	79,935	—
Loss on disposal of assets	8,762	49
Interest expense, net	442	2,185
Other (income) expense, net	449	1,106
Income tax benefit	(1,065)	(893)
Severance and business divestiture costs	7,668	40
Merger/transaction-related costs	2,640	243
Non-cash share-based compensation, excluding severance	5,292	4,138
Restructuring costs and other	70	2,163
Adjusted EBITDA	$51,980	$91,914

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net income (loss)	$(133,879)	$49,090
Depreciation and amortization	117,849	100,730
Impairment expense	79,935	—
(Gain) loss on disposal of assets	10,718	(440)
Interest expense, net	789	2,613
Other (income) expense, net	(16)	486
Income tax benefit	(145)	(953)
Severance and business divestiture costs	11,004	6,180
Merger/transaction-related costs	2,640	970
Non-cash share-based compensation, excluding severance	10,865	8,510
Restructuring costs and other	1,777	3,286
Adjusted EBITDA	$101,537	$170,472

C&J ENERGY SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Supplemental Cash Flow Disclosures

Listed below are supplemental cash flow disclosures for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash paid for interest	$(396)	$(821)
Cash refunded from income taxes	$299	$4,069
Non-cash investing and financing activity:
Change in accrued capital expenditures	$(136)	$4,800

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain statements and information, including, without limitation, statements regarding the consummation of the proposed Merger, that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “plan,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “will,” “could,” “should,” “potential,” “would,” “may,” “probable,” “likely,” and similar expressions that convey the uncertainty of future events or outcomes, and the negative thereof, are intended to identify forward-looking statements. Forward-looking statements, which are not generally historical in nature, include those that express a belief, expectation or intention regarding our future activities, plans and goals and our current expectations with respect to, among other things, our business strategy and our financial strategy.

Forward-looking statements are not assurances of future performance and actual results could differ materially from our historical experience and our present expectations or projections. These forward-looking statements are based on management’s current expectations and beliefs, forecasts for our existing operations, experience, expectations and perception of historical trends, current conditions, anticipated future developments and their effect on us, and other factors believed to be appropriate. Although management believes the expectations and assumptions reflected in these forward-looking statements are reasonable as and when made, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all). Our forward-looking statements involve significant risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks associated with the following:

•

we may be unable to obtain governmental, stockholder and/or regulatory approvals required for the proposed Merger, or required approvals may delay the proposed Merger or result in the imposition of conditions that could cause the parties to abandon the proposed Merger;

•	conditions to closing the proposed Merger may not be satisfied or the timing to complete the proposed Merger may change;

•	we may not realize, or it may take longer to realize, expected cost savings, benefits and any other synergies from the proposed Merger;

•	disruption from the proposed Merger may make it more difficult to maintain relationships with customers, employees or suppliers;

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

Item 2. Management’s Discussion and Analysist of Financial Condition and Results of Operations

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

Proposed Merger with Keane

On June 16, 2019, the Company entered into the Merger Agreement with Keane. Following the Merger, we will be a direct, wholly owned subsidiary of Keane. The Merger is expected to close in the fourth quarter of 2019, pending the satisfaction of certain customary conditions and the approval of the Merger by the affirmative vote of holders of a majority of the outstanding common stock of the Company and approval of the issuance of common stock of Keane to C&J stockholders in connection with the Merger by the affirmative vote of holders of a majority of the outstanding common stock of Keane. In July, we received notification of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the proposed Merger.  The termination satisfies one of the conditions to the closing of the proposed Merger. Please see Note 1 - Organization, Nature of Business and Summary of Significant Accounting Policies in Part I, Item 1 “Financial Statements” of this Quarterly Report for additional details on the proposed Merger with Keane.

We have agreed to operate our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the proposed Merger, subject to specific exceptions set forth in the Merger Agreement, and have agreed to certain other customary restrictions on our operations, as set forth in the Merger Agreement. Following consummation of the Merger, a combined board of directors and a combined executive team will drive strategy and integration to seek realization of expected synergies and a strong combined company. The combined company is expected to have greater scale and density across services and geographies.

Overview

Our revenues and profits are generated by providing services and equipment to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells. Our results of operations in our core service lines are driven primarily by five interrelated, fluctuating variables: (1) the drilling, completion and production activities of our customers, which is primarily driven by oil and natural gas prices and directly affects the demand for our services; (2) the price we are able to charge for our services and equipment, which is primarily driven by the level of demand for our services and the supply of equipment capacity in the market; (3) the cost of materials, supplies, labor and technology involved in providing our services, and our ability to pass those costs on to our customers; (4) our activity, or “utilization” levels; and (5) the quality, safety and efficiency of our service execution.

Our operating strategy is focused on maintaining high asset utilization levels to maximize revenue generation and sustainable pricing levels to ensure profitability, while controlling cost to drive returns. We monitor factors that impact our asset utilization and pricing levels, including current and expected customer activity levels. Each segment measures asset utilization as follows:

•      For our Completion Services segment, we measure our asset utilization levels primarily by the total number of days that our asset base works on a monthly basis, based on the available working days per month, which excludes scheduled maintenance days. We generally consider an asset to be working on those days that it is at or in transit to a job location, regardless of the number of hours worked or whether it generated any revenue during such time.

•      In our Well Construction and Intervention ("WC&I") Services segment, we measure our asset utilization levels primarily by the total number of days that our asset base works on a monthly basis, based on the available working days per month. In our coiled tubing business, we measure certain asset utilization levels by the hour to better understand measures between daylight and 24-hour operations.

•      In our Well Support Services segment, we measure activity levels primarily by the number of hours our assets work on a monthly basis, based on the available working days per month.

While asset utilization is helpful for purposes of assessing our overall activity levels and customer demand, given the variance in revenue and profitability from job to job, depending on the type of service to be performed and the equipment, technology, labor and consumables required for the job, as well as competitive factors and market conditions in the region in which the services are performed, asset utilization is not necessarily indicative of our financial and/or operational performance and should not be given undue reliance. For additional information about factors impacting our business and results of operations, please see “Industry Trends and Outlook” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Results of Operations

The following is a comparison of our results of operations for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.

Results for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following table summarizes the change in our results of operations for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018:

	Three Months Ended June 30,
	2019	2018	$ Change
	(In thousands)
Completion Services:
Revenue	$322,423	$412,895	$(90,472)
Operating income	$5,450	$55,208	$(49,758)

Well Construction and Intervention Services:
Revenue	$72,709	$99,086	$(26,377)
Operating income (loss)	$(83,988)	$8,311	$(92,299)

Well Support Services:
Revenue	$105,950	$98,540	$7,410
Operating loss	$(4,208)	$(3,110)	$(1,098)

Corporate / Elimination:
Operating loss	$(27,734)	$(29,515)	$1,781

Combined:
Revenue	$501,082	$610,521	$(109,439)

Costs and expenses:
Direct costs	408,514	463,602	(55,088)
Selling, general and administrative expenses	54,562	59,908	(5,346)
Research and development	1,696	1,681	15
Depreciation and amortization	58,093	54,387	3,706
Impairment expense	79,935	—	79,935
Loss on disposal of assets	8,762	49	8,713
Operating income (loss)	(110,480)	30,894	(141,374)
Other income (expense):
Interest expense, net	(442)	(2,185)	1,743
Other income (expense), net	(449)	(1,106)	657
Total other income (expense)	(891)	(3,291)	2,400
Income (loss) before income taxes	(111,371)	27,603	(138,974)
Income tax benefit	(1,065)	(893)	(172)
Net income (loss)	$(110,306)	$28,496	$(138,802)

Revenue

Revenue decreased $109.4 million, or 17.9%, to $501.1 million for the three months ended June 30, 2019, as compared to $610.5 million for the three months ended June 30, 2018.  The decrease in revenue was primarily due to (i) a decrease of $90.5 million in our Completion Services segment primarily due to challenging market conditions within our fracturing service line as a result of an oversupply of fracturing fleets in West Texas causing lower pricing and utilization, as well as pricing pressures and increased competition within our wireline and pumpdown service lines, and (ii) a decrease of $26.4 million in our WC&I Services segment as a result of pricing pressure and lower utilization within our cementing service line, as well as decreased activity levels within our coiled tubing service line, offset by an increase of $7.4 million in our Well Support Services segment as a result of improved utilization within rig services and fluids management services, primarily in California.

Direct Costs

Direct costs decreased $55.1 million, or 11.9%, to $408.5 million for the three months ended June 30, 2019, as compared to $463.6 million for the three months ended June 30, 2018.  The decrease in direct costs was primarily due to lower variable costs as a result of reduced overall utilization within our Completion Services and WC&I Services segments.

As a percentage of revenue, direct costs increased to 81.5% for the three months ended June 30, 2019, as compared to 75.9% for the three months ended June 30, 2018.  The increase was primarily due to pricing pressures across most service lines within the Completions Services and WC&I Services segments and reduced efficiencies as a result of lower utilization.

Selling, General and Administrative Expenses (“SG&A”)

SG&A decreased $5.3 million, or 8.9%, to $54.6 million for the three months ended June 30, 2019, as compared to $59.9 million for the three months ended June 30, 2018.  The decrease in SG&A was primarily driven by lower labor and employee related costs due to headcount reductions, lower restructuring charges and a reduction in other general and administrative expenses, partially offset by an increase in severance expense associated with the departure of two executive officers during the second quarter of 2019 as well as an increase in merger/transaction-related costs associated with the Merger.

Depreciation and Amortization Expense (“D&A”)

D&A increased $3.7 million, or 6.8%, to $58.1 million for the three months ended June 30, 2019, as compared to $54.4 million for the three months ended June 30, 2018. The increase in D&A was primarily the result of capital expenditures associated with equipment placed into service after the second quarter of 2018.

Impairment Expense

Due to the softness in the energy equity markets and the consequential negative impact on our market capitalization as of June 30, 2019, when compared to our book value of equity, we determined that it was necessary to test property, plant and equipment ("PP&E") and intangible assets for recoverability during the second quarter of 2019. Based on our assessment, we recorded impairment expense for the three months ended June 30, 2019 of $79.9 million, consisting of $56.2 million related to definite-lived intangible assets and $23.7 million related to PP&E within the WC&I Services segment.

We did not recognize any impairment expense for the three months ended June 30, 2018.

Loss on Disposal of Assets

As of June 30, 2019, we classified certain service equipment related to the fluids management service line within our Well Support Services segment as assets held for sale in anticipation of the closing of the sale during the third quarter of 2019.  We recognized a loss on disposition of $8.0 million to reduce the carrying value of the assets to their estimated fair values less cost to sell, based on the expected sales price.

Income Taxes

We recorded an income tax benefit of $1.1 million for the three months ended June 30, 2019, at an effective rate of 1.0%, compared to an income tax benefit of $0.9 million for the comparable prior year period, at a negative effective rate of (3.2)%. The increase in the effective tax rate, and the resulting effective tax rate below the expected statutory rate, was primarily due to the significant decrease in earnings before tax from prior year and the existence and adjustment of our valuation allowance applied against certain deferred tax assets, including net operating loss carryforwards.

Results for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table summarizes the change in our results of operations for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018:

	Six Months Ended June 30,
	2019	2018	$ Change
	(In thousands)
Completion Services:
Revenue	$649,522	$787,040	$(137,518)
Operating income	$16,237	$113,283	$(97,046)

Well Construction and Intervention Services:
Revenue	$151,802	$186,503	$(34,701)
Operating income (loss)	$(87,362)	$13,663	$(101,025)

Well Support Services:
Revenue	$210,527	$189,978	$20,549
Operating loss	$(9,017)	$(11,876)	$2,859

Corporate / Elimination:
Operating loss	$(53,109)	$(63,834)	$10,725

Combined:
Revenue	$1,011,851	$1,163,521	$(151,670)

Costs and expenses:
Direct costs	824,853	882,599	(57,746)
Selling, general and administrative expenses	108,246	125,843	(17,597)
Research and development	3,501	3,553	(52)
Depreciation and amortization	117,849	100,730	17,119
Impairment expense	79,935	—	79,935
(Gain) loss on disposal of assets	10,718	(440)	11,158
Operating income (loss)	(133,251)	51,236	(184,487)
Other income (expense):
Interest expense, net	(789)	(2,613)	1,824
Other income (expense), net	16	(486)	502
Total other income (expense)	(773)	(3,099)	2,326
Income (loss) before income taxes	(134,024)	48,137	(182,161)
Income tax benefit	(145)	(953)	808
Net income (loss)	$(133,879)	$49,090	$(182,969)

Revenue

Revenue decreased $151.7 million, or 13.0%, to $1.0 billion for the six months ended June 30, 2019, as compared to $1.2 billion for the six months ended June 30, 2018.  The decrease in revenue was primarily due to (i) a decrease of $137.5 million in our Completion Services segment primarily due to challenging market conditions within our fracturing service line as a result of an oversupply of fracturing fleets in West Texas causing lower pricing and utilization, as well as pricing pressures and increased competition within our wireline and pumpdown service lines, and (ii) a decrease of $34.7 million in our WC&I Services segment as a result of pricing pressure and lower utilization within our cementing service line, as well as decreased activity levels within our coiled tubing service line, offset by an increase of $20.5 million in our Well Support Services segment as a result of improved utilization within rig services and fluids management services, primarily in California.

Direct Costs

Direct costs decreased $57.7 million, or 6.5%, to $824.9 million for the six months ended June 30, 2019, as compared to $882.6 million for the six months ended June 30, 2018.  The decrease in direct costs was primarily due to lower variable costs as a result of reduced overall utilization within our Completions Services and WC&I Services segments.

As a percentage of revenue, direct costs increased to 81.5% for the six months ended June 30, 2019, as compared to 75.9% for the six months ended June 30, 2018.  The increase was primarily due to pricing pressures across most service lines within the Completion Services and WC&I Services segments and reduced efficiencies as a result of lower utilization.

Selling, General and Administrative Expenses

SG&A decreased $17.6 million, or 14.0%, to $108.2 million for the six months ended June 30, 2019, as compared to $125.8 million for the six months ended June 30, 2018.  The decrease in SG&A was primarily driven by lower labor and employee related costs due to headcount reductions, lower restructuring charges and a reduction in other general and administrative expenses, partially offset by an increase in merger/transaction-related costs associated with the Merger.

Depreciation and Amortization Expense

D&A increased $17.1 million, or 17.0%, to $117.8 million for the six months ended June 30, 2019, as compared to $100.7 million for the six months ended June 30, 2018.  The increase in D&A was primarily the result of capital expenditures associated with equipment placed into service after the second quarter of 2018.

Impairment Expense

Due to the softness in the energy equity markets and the consequential negative impact on our market capitalization as of June 30, 2019, when compared to our book value of equity, we determined that it was necessary to test PP&E and intangible assets for recoverability during the second quarter of 2019. Based on our assessment, we recorded impairment expense during the six months ended June 30, 2019 of $79.9 million, consisting of $56.2 million related to definite-lived intangible assets and $23.7 million related to PP&E within the WC&I Services segment.

We did not recognize any impairment expense for the six months ended June 30, 2018.

Loss on Disposal of Assets

As of June 30, 2019, we classified certain service equipment related to the fluids management service line within our Well Support Services segment as assets held for sale in anticipation of the closing of the sale during the third quarter of 2019.  We recognized a loss on disposition of $8.0 million to reduce the carrying value of the assets to their estimated fair values less cost to sell, based on the expected sales price.  The remaining losses were from normal course asset dispositions.

Income Taxes

We recorded an income tax benefit of $0.1 million for the six months ended June 30, 2019, at an effective rate of 0.1%, compared to an income tax benefit of $1.0 million for the comparable prior year period, at a negative effective rate of (2.0)%. The increase in the effective tax rate, and the resulting effective tax rate below the expected statutory rate, was primarily due to the significant decrease in earnings before tax from the prior year and the existence and adjustment of our valuation allowance applied against certain deferred tax assets, including net operating loss carryforwards.

Reportable Segments

As of June 30, 2019, our reportable business segments were:

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

During the first quarter of 2018, we decided to exit our directional drilling business and artificial lift business. We ceased directional drilling operations during the first quarter of 2018.  In addition, we completed the sale of substantially all of the assets and inventory associated with the artificial lift business during 2018.

Our reportable business segments are described in more detail below; for financial information about our reportable business segments, including revenue from external customers and total assets by reportable business segment, please see Note 8 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report.

Completion Services

The core services provided through our Completion Services segment are fracturing, cased-hole wireline and pumpdown services. Our completion support services are focused on supporting the efficiency, economics, safety and effectiveness of our operations. Our R&T department provides in-house manufacturing capabilities that help to reduce operating cost and enable us to offer more technologically advanced, safety enhanced and efficiency-focused completion services. For example, through our R&T department we manufacture the data control instruments used in our fracturing operations and the perforating guns and addressable switches used in our wireline operations; these products are also sold to third-parties. The majority of revenue for this segment is generated by our fracturing business.

During the second quarter of 2019, our fracturing business deployed, on average, approximately 660,000 hydraulic horsepower (“HHP”) out of a fleet of approximately 860,000 HHP as of June 30, 2019. Our typical horizontal fleet size consists of 20 pumps, or approximately 40,000 HHP, and our typical vertical fleet size consists of 10 pumps, or approximately 20,000 HHP. In our cased-hole wireline and pumpdown businesses, during the second quarter of 2019, we deployed, on average, approximately 57 wireline trucks and 79 pumpdown units. Not all of our deployed assets are utilized fully, or at all, at any given time, due to, among other things, routine scheduled maintenance and downtime.

The following table presents revenue, Adjusted EBITDA and certain operational data for our Completion Services segment for the second quarter of 2019, the first quarter of 2019, and the second quarter of 2018. Please read Note 8 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for the definition and calculation of Adjusted EBITDA. For additional information, please also read “Introductory Note and Overview” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018
	(In thousands)
Revenue
Fracturing	$219,661	$236,041	$288,855
Cased-hole Wireline & Pumpdown	91,863	82,637	115,377
Other	10,899	8,421	8,663
Total revenue	$322,423	$327,099	$412,895

Adjusted EBITDA	$47,706	$54,435	$84,118

Average active hydraulic fracturing horsepower	660,000	660,000	675,000
Total fracturing stages	4,743	5,100	4,823

Average active wireline trucks	57	67	69

Average active pumpdown units	79	81	76

Revenue and profitability in our Completion Services segment decreased sequentially primarily due to lower utilization in our fracturing business.  During the second quarter, we experienced increased white space in our frac calendar due to unexpected scheduling gaps and drilling rig delays in select operating basins.  In line with our returns-focused strategy, we continued to reduce our overall cost structure, and we idled two horizontal and one vertical fracturing fleet by the end of the second quarter to more appropriately align our asset base with current customer demand and market conditions.  In our wireline and pumpdown businesses, revenue increased sequentially as customer activity levels improved in the Bakken, but profitability was essentially flat due to the competitive pricing environment, higher consumables costs, and reduced asset deployment in several basins as customers began to reduce their deployed fracturing fleets based on prevailing market conditions.  In response, we continued to focus on efficient customers and further streamlined costs in both our wireline and pumpdown businesses, which included reallocating assets to more profitable locations and closing select operating districts in line with our disciplined returns-focused strategy.

Well Construction and Intervention Services

The core services provided through our WC&I Services segment are cementing and coiled tubing services. Although we previously provided directional drilling services through this segment, we ceased operations during the first quarter of 2018. The majority of revenue for this segment is generated by our cementing business.

During the second quarter of 2019, our cementing business deployed, on average, approximately 65 cementing units; and in our coiled tubing business, we deployed, on average, approximately 16 coiled tubing units during the quarter. Our deployed assets may not be utilized fully, or at all, at any given time, due to, among other things, routine scheduled maintenance and downtime.

The following table presents revenue, Adjusted EBITDA and certain operational data for our Well Construction and Intervention Services segment for the second quarter of 2019, the first quarter of 2019, and the second quarter of 2018. Please read Note 8 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for the definition and calculation of Adjusted EBITDA. For additional information, please also read “Introductory Note and Overview” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018
	(In thousands)
Revenue
Cementing	$48,369	$54,097	$69,328
Coiled Tubing	24,340	24,996	29,758
Total revenue	$72,709	$79,093	$99,086

Adjusted EBITDA	$6,947	$6,514	$19,940

Average active cementing units	65	68	73

Average active coiled tubing units	16	14	16

Segment revenue decreased sequentially due to lower customer activity levels and a more competitive pricing environment in our cementing business, but segment profitability increased primarily due to asset redeployment in our coiled tubing business and a more streamlined cost structure in our cementing business. In our coiled tubing business, we returned two large diameter units in West Texas to large, efficient customers that increased overall asset utilization, which was partially offset by continued soft activity levels in both South Texas and the Mid-Continent. We continued to experience lower overall drilling rig count and a competitive pricing environment in our cementing business that negatively affected customer activity levels, especially in our largest operating basin of West Texas and in the Mid-Continent. In response and in line with our returns focused strategy, we further reduced our cost structure by stacking lower utilized equipment, consolidating facilities, closing unprofitable districts, and managing labor and operational costs lower.

Well Support Services

Our Well Support Services segment focuses on post-completion activities at the well site, including rig services, such as workover and plug and abandonment, fluids management services, and other specialty well site services.  Although we previously provided artificial lift applications through this segment, we completed the sale of substantially all of the assets and inventory associated with such business on July 2, 2018.  Additionally, in response to the highly competitive landscape and reflecting our returns-focused strategy, we have continued to focus on operational rightsizing measures to better align these businesses with current market conditions, which has included closing facilities and idling unproductive equipment.  For example, during the first quarter of 2018, we exited the condensate hauling business in South Texas, and late in the second quarter of 2018, we shut-down our East Texas rig services operations.  The majority of revenue for this segment is generated by our rig services business, and we consider rig services and fluids management to be the core businesses within this segment.

During the second quarter of 2019, our rig services business deployed, on average, approximately 123 workover rigs per workday.  In our fluids management business during the second quarter of 2019, we deployed, on average, approximately 652 fluid services trucks per workday and approximately 1,239 frac tanks per workday, and we owned 23 private salt water disposal wells for fluids disposal purposes.  However, not all of our deployed assets are utilized fully, or at all, at any given time, due to, among other things, routine scheduled maintenance and downtime.

The following table presents revenue, Adjusted EBITDA, and certain operational data for our Well Support Services segment for the second quarter of 2019, the first quarter of 2019, and the second quarter of 2018.  Please read Note 8 - Segment Information in Part I, Item 1 “Financial Statements” of this Quarterly Report, for the definition and calculation of Adjusted EBITDA. For additional information, please also read “Introductory Note and Overview” in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018
	(In thousands)
Revenue
Rig Services	$58,489	$55,398	$51,716
Fluids Management	36,913	37,860	34,128
Other Special Well Site Services	10,548	11,319	12,696
Total revenue	$105,950	$104,577	$98,540

Adjusted EBITDA	$13,383	$6,988	$11,437

Average active workover rigs	145	149	143
Total workover rig hours	95,985	96,208	93,911

Average active fluids management trucks	652	660	636
Total fluids management truck hours	335,892	337,306	310,445

Segment revenue and profitability increased sequentially due to higher customer activity levels in most of our operating basins, improved weather conditions, and additional workdays with longer daylight hours characteristic of the second quarter. In our rig services business, we benefited from improved customer activity levels in both California and the Bakken, which was partially offset by decreased workover rig count in West Texas. In addition, we achieved our highest deployed rig counts in over a year in both California and the Mid-Continent due to improved maintenance and completion-driven activities. In our fluids management business, we deployed additional trucks in California to meet growing customer demand for fluids hauling and disposal services.

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

We seek to manage our business in line with demand for services and try to make adjustments as necessary to effectively respond to changes in market conditions, customer activity levels, pricing for our services and equipment, and utilization of our equipment, technology and personnel. Our response to the industry's persistent uncertainty has been to maintain sufficient liquidity and a conservative capital structure, exercise discipline with respect to capital expenditures and monitor our discretionary spending. We take a measured approach to asset deployment, balancing our view of current and expected customer activity levels with a focus on generating positive returns for our shareholders. Our priorities remain to drive revenue by maximizing utilization, to maintain sustainable pricing to ensure profitability, to improve margins through cost controls, to protect and grow our market share by focusing on the quality, safety and efficiency of our service execution, and to ensure that we are strategically positioned to capitalize on constructive market dynamics.

Completion Services Outlook

As we move into the third quarter, we expect revenue in our fracturing business to decline as several recent customer additions to our frac calendar will be partially offset by customer budget exhaustion and select customers delaying completions into next year. We will continue to closely monitor for signs of customer budget exhaustion as we progress through the third quarter, which could result in the idling of additional fracturing equipment depending on prevailing market conditions and customer demand. Current market conditions remain volatile as the supply and demand balance of horsepower in the market continues to be unfavorable for service providers and customers remain very price sensitive. We continue to focus on lowering our overall cost structure and to more closely align with dedicated customers with proven track records of efficient operations, many of which we have created long-term relationships with over the past several years. In our wireline and pumpdown businesses, we expect the pricing environment to remain competitive, but activity levels should remain stable throughout the third quarter based on current customer feedback. With that said, we are preparing for the possibility of customer budget exhaustion as we exit the third quarter, which could lead to lower overall activity levels and reduced asset deployment.

Well Construction and Intervention Services Outlook

We currently expect that our WC&I Services segment will experience decreased activity levels in the third quarter primarily due the declining drilling rig count, reduced asset deployment, and a continued competitive pricing environment in our cementing business. Despite our continued efforts to reduce our overall cost structure and improve profitability in our cementing business, market conditions remain challenged and customers remain very price sensitive. We will continue with our strategy of reducing costs and focusing on efficient customers, including cross-selling to efficient customers in several of our other core businesses. In our coiled tubing business, we expect activity levels to improve with the full quarter benefit of recently returned large diameter units to our most efficient customers in West Texas. In addition, we have made organizational and management changes within our coiled tubing business in both South Texas and the Mid-Continent, which should result in improved operational and financial performance in those core operating basins.

Well Support Services Outlook

We expect flat to slightly improved activity levels in our rig services and special services businesses in the third quarter as customer activity levels continue to improve in most of our core operating basins. We are focused on our strategy of deploying additional assets with steady, efficient customers in most of our core operating basins. In our rig services business, we will focus on increasing profitable market share primarily in California, the Rocky Mountains, South Texas and the Mid-Continent, and we should benefit from further cost savings as we continue to right size our operational cost structure and consolidate districts.

With respect to our fluids management business, on July 31, 2019, we closed the sale of the majority of our South Texas and West Texas fluids management assets, which will reduce our fluids management revenue in the third quarter.  We will focus on growing market share and deploying additional assets in California to meet growing fluids management and disposal demand.

We continue to explore potential strategic opportunities for our Well Support Services segment that would enable us to focus more on growing our completion-oriented, new well focused businesses.

Regulations

The discussion set forth under Item 1. "Business - Government Regulations and Environmental, Health and Safety Matters" in our 2018 Annual Report is incorporated herein by reference.

On March 8, 2018, the President issued two Proclamations directing the imposition, effective March 23, 2018, of ad valorem tariffs of 25% on certain imported steel products and 10% on certain imported aluminum products from all countries, with the exception of Canada and Mexico. Subsequently, on March 22, 2018, the President issued two additional Proclamations that exempted, in addition to Canada and Mexico, several additional countries from the remedial tariff measures, as follows: (i) Argentina; (ii) Australia; (iii) Brazil; (iv) the 28 member countries of the European Union; and (v) South Korea. In Proclamations issued on April 30, 2018, the President: (i) permanently exempted South Korea from the imposition of tariffs on imported steel, while allowing tariffs to be imposed on imported aluminum; (ii) extended the steel and aluminum tariff exemptions for Argentina, Australia, and Brazil indefinitely to allow for continued negotiations; and (iii) extended the steel and aluminum tariff exemptions for Canada, Mexico, and the 28 member countries of the European Union to allow for continued negotiations, but only through May 31, 2018. In addition to possible country-based exemptions, the United States has established a protocol whereby individuals or entities using any of the affected steel or aluminum products in business activities, such as manufacturing, may request the exclusion of individual products from the imposition of tariffs. On May 31, 2018, the U.S. announced that it would also impose steel and aluminum tariffs on Canada, Mexico, and the 28 member countries of the European Union. In addition, Argentina, Australia, Brazil, and South Korea implemented measures to address the impairment to U.S. national security attributable to steel and aluminum imports that were deemed satisfactory to the United States. As a result, imports of steel and/or aluminum from these countries have been exempted from the imposition of tariff-based remedies, but, with the exception of Australia, the United States has implemented quantitative restrictions in the form of absolute quotas, meaning that imports in excess of the allotted quota will be disallowed. As of May 17, 2019, the United States has lifted steel and aluminum tariffs on Canada and Mexico.

Our R&T department is primarily engaged in the engineering and production of certain parts and components, such as perforating guns and addressable switches, which are used in the completion process. Certain of these items, particularly perforating guns used in our wireline operations, are manufactured using imported steel tubing, which is subject to a 25% tariff. We expect that, depending on the ultimate outcome of the country exemption and product exclusion processes described above, our raw material costs will increase and result in corresponding increases in the price of our finished goods. Further, in addition to the products manufactured by our R&T department, we expect that the costs of other high steel content products used in conjunction with our fracturing and coiled tubing operations, specifically power ends, fluid ends, treating iron and coiled tubing strings, will also increase as we expect the manufacturers of such goods to pass along the net effect the tariffs have on the cost of manufacturing such goods. Furthermore, U.S. trade policy and tariffs may change, and result in increases on the prices of our raw materials and finished goods.

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

Our financial performance and condition has remained strong during the three months ended June 30, 2019, and we have maintained a strong balance sheet and a conservative capital structure.  As of June 30, 2019, we had a cash balance of $114.4 million and no borrowings drawn on our asset-based revolving credit agreement with, among other lenders, JPMorgan Chase Bank, N.A., as administrative agent, which matures May 1, 2023 (the “Credit Facility"), which had $265.6 million of available borrowing capacity after taking into consideration outstanding letters of credit totaling $31.0 million.  This resulted in total liquidity of $380.0 million as of June 30, 2019.  As of August 2, 2019, we had a cash balance of approximately $125.4 million and no borrowings drawn on our Credit Facility, which had $265.6 million of available borrowing capacity after taking into consideration our current outstanding letters of credit totaling $31.0 million, resulting in total liquidity of approximately $391.0 million.  Under the terms of our Credit Facility, the borrowing base is subject to monthly adjustments based on current levels of accounts receivable and inventory.  For additional information about the Credit Facility, please see Note 4 - Debt in Part I, Item 1 “Financial Statements” of this Quarterly Report.

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

In addition to our normal capital expenditures, there will be certain one-time transaction costs and expenses related to the Merger, which will include, among other things, fees and expenses of counsel, accountants, financial advisors and other experts and advisors, fees and expenses incident to negotiation, preparation and execution of the Merger Agreement and related documentation and stockholders’ meetings.

While we have not previously paid cash dividends on our common stock, on June 16, 2019, the Company's Board of Directors declared, subject to a future determination by it that surplus exists under Delaware law, a cash dividend of $1.00 per share of our common stock. If the Company's Board of Directors makes a determination that we have sufficient surplus to pay the cash dividend, it will be paid prior to the effective time of the Merger to the holders of record of our common stock as of a record date to be established. There is no requirement that the Board of Directors make a determination of sufficient surplus, or that the cash dividend be paid (unless and until such determination is made).

Capital expenditures totaled $42.9 million in the second quarter of 2019, primarily pertaining to maintenance capital expenditures for deployed equipment. Based on current market conditions and assumptions on future customer demand, we expect our 2019 capital expenditure budget to range between $140.0 million and $160.0 million. We expect to fund our 2019 capital expenditure program primarily with cash flows from operations and potential borrowings under our Credit Facility. The amount of indebtedness we have outstanding at any time could limit our ability to finance future growth and could adversely affect our operations and financial condition. Based on our existing operating performance, we currently believe that our cash flows from operations, cash on hand and borrowings under our Credit Facility will be sufficient to meet our operational and capital expenditure requirements over the next twelve months.

On July 31, 2018, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $150.0 million of the Company’s common stock over the twelve month period starting August 1, 2018 and ending July 31, 2019, in open market or in privately negotiated transactions, subject to U.S. Securities and Exchange Commission regulations, stock market conditions, capital needs of the business, and other factors. During the life of the program, $40.4 million of total stock repurchases were made (all initiated in 2018) at an average price of $16.55 per share, representing a total of approximately 2.4 million shares of the Company's common stock.

Financial Condition and Cash Flows

The net cash provided by or used in our operating, investing and financing activities is summarized below:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash provided by (used in):
Operating activities	$71,405	$134,727
Investing activities	(88,512)	(133,428)
Financing activities	(4,383)	(5,337)
Effect of exchange rate on cash	118	193
Change in cash and cash equivalents	$(21,372)	$(3,845)

Cash Provided by Operating Activities

Net cash provided by operating activities was $71.4 million for the six months ended June 30, 2019.  The inflow of cash was primarily from earnings before non-cash items of $97.0 million and other positive changes in operating assets and liabilities, offset by an increase in accounts receivable of $36.5 million which we expect will provide meaningful cash conversion in the third quarter of 2019.

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

Cash Used in Investing Activities

Net cash used in investing activities was $88.5 million for the six months ended June 30, 2019. The use of cash was primarily related to $91.3 million of capital expenditures mostly for the maintenance of deployed equipment, offset by $2.8 million of proceeds from the normal course disposal of PP&E.

Net cash used in investing activities was $133.4 million for the six months ended June 30, 2018.  The use of cash was related to $155.8 million of capital expenditures for the refurbishment of existing stacked equipment and the building of new equipment for our Completion and Well Construction and Intervention Services segments, offset by $20.9 million of proceeds from the disposal of PP&E and non-core service lines and a $1.5 million refund from a working capital adjustment related to the O-Tex acquisition.

Cash Used in Financing Activities

Net cash used in financing activities was $4.4 million for the six months ended June 30, 2019. The cash used was related to $3.3 million for the settlement of share repurchases in connection with our stock repurchase program and $1.1 million of employee tax withholding on restricted stock vesting.

Net cash used in financing activities was $5.3 million for the six months ended June 30, 2018. The cash used was primarily related to $3.1 million of cash paid for financing costs related to our Credit Facility and $2.2 million of employee tax withholding on restricted stock vesting.

Other Matters

Contractual Obligations

Our contractual obligations at June 30, 2019, did not change materially from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” of our 2018 Annual Report.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of June 30, 2019.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends U.S. GAAP by introducing a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses.  The new impairment model applies to most financial assets, including trade accounts receivable.  In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"), which clarifies certain aspects of the amendments in ASU 2016-13.  These amendments are effective for interim and annual reporting periods beginning after December 15, 2019, although it may be adopted one year earlier, and requires a modified retrospective transition approach.  We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A in our 2018 Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level as of June 30, 2019.

Changes in Internal Controls Over Financial Reporting

There were no other changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

U.S. Department of Justice Criminal Investigation into Pre-Merger Incident

As previously disclosed, there was a criminal investigation led by the Department of Justice in connection with a fatality that occurred at a facility we now own in Williston, North Dakota.  The fatality occurred on October 3, 2014, prior to our acquisition of the facility and the ongoing business.  On June 3, 2019, the Department of Justice and C&J negotiated a resolution reflected in a Plea Agreement filed in the United States District Court for the District of North Dakota.  Pursuant to the Plea Agreement, C&J has agreed to, among other things: voluntarily plead guilty to a single misdemeanor count under the Occupational Safety and Health Act related to regulations regarding the cleaning and ventilation of containers prior to welding; pay a $500,000 fine and $1,600,000 in restitution; perform a three-year term of probation; and provide cooperation in the Government’s ongoing investigation by making reasonable efforts to respond to reasonable document and information requests by the Government.  The Plea Agreement is subject to court approval at a hearing scheduled to take place on August 28, 2019.

Litigation Related to the Merger

Following the public announcement of the merger, we and our directors have been named as defendants in two putative class action complaints filed by purported stockholders of C&J on behalf of the named plaintiff and all owners of C&J common stock (other than defendants and related or affiliated persons). The complaints, Wuollet v. C&J Energy Services, Inc., et al., filed on July 29, 2019, and Plumley v. C&J Energy Services, Inc. et al., filed on August 1, 2019, were both filed in the United States District Court for the District of Delaware. The complaints contain allegations contending, among other things, that the registration statement on Form S-4 filed by Keane with the SEC on July 16, 2019 (File No. 333-232662), of which the joint proxy statement/prospectus of C&J and Keane filed in connection with the merger forms a part, misleads and fails to disclose certain allegedly material information in violation of federal securities laws. The lawsuits seek injunctive relief enjoining the merger, damages and costs, among other remedies. The defendants have not yet answered or otherwise responded to the complaints. We and our Board believe these lawsuits are without merit and intend to defend against them vigorously.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the information set forth below and in Item 1A “Risk Factors” in our 2018 Annual Report, which is incorporated by reference herein, for a detailed discussion of known material factors which could materially affect our business, financial condition or future results.

Risks Relating to the Merger

Because the exchange ratio is fixed and will not be adjusted in the event of any change in either C&J’s or Keane’s stock price, our stockholders cannot be sure of the value of the shares of Keane’s common stock they will receive upon completion of the Merger.

Upon completion of the Merger, each share of our common stock (other than excluded shares) will be converted into and become exchangeable for 1.6149 shares of Keane’s common stock. This exchange ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either our common stock or Keane’s common stock. The market prices of our common stock and Keane’s common stock have fluctuated prior to and after the date of the announcement of the Merger and will continue to fluctuate until the date the merger is consummated. Because the value of the merger consideration will depend on the market price of Keane’s common stock at the time the merger is completed, our stockholders will not know, or be able to determine, at the time of the our special meeting to approve the Merger the market value of the merger consideration they would receive upon completion of the Merger.

Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in our or Keane’s respective businesses, operations and prospects, reductions or changes in U.S. government spending or budgetary policies, market assessments of the likelihood that the Merger will be completed, interest rates, general market, industry and economic conditions, such as oil prices and demand for services in the oilfield services sector, and other factors generally affecting the respective prices of our common stock and Keane’s common stock, federal, state and local legislation, governmental regulation and legal developments in the industry segments in which the Company or Keane operate. Many of these factors are beyond our and Keane’s control, and neither the Company nor Keane are permitted to terminate the Merger Agreement solely due to a decline in the market price of the common stock of the other party.

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms, which could negatively impact C&J.

The Merger is subject to a number of conditions that must be satisfied or waived (to the extent permissible), in each case prior to the completion of the Merger. These conditions to the completion of the Merger, some of which are beyond the control of C&J, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed. Additionally, either C&J or Keane may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by December 15, 2019 (which date may be extended to March 16, 2020 under certain circumstances if certain regulatory approvals are not obtained by December 15, 2019).

If the Merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we may be subject to a number of risks, including the following:

•	negative reactions from the financial markets, including negative impacts on our stock price;

•	negative reactions from our suppliers, customers and employees;

•	we will be required to pay our costs relating to the Merger, such as financial advisory, legal and accounting costs and associated fees and expenses, whether or not the Merger is completed;

•

the Merger Agreement places certain restrictions on the conduct of each party’s business prior to completion of the Merger and such restrictions, the waiver of which is subject to the consent of the other company (not to be unreasonably withheld, conditioned or delayed), may prevent us from taking certain other specified actions during the pendency of the Merger. For example, we may not:

•

make or propose any change to our organizational documents or, except for amendments that would both not materially restrict the operations of our businesses and not reasonably be expected to prevent, materially delay or materially impair our ability to consummate the transactions contemplated by the Merger Agreement, the organizational documents of any of our subsidiaries;

•

except for any such transactions among its direct or indirect wholly owned subsidiaries, (i) merge or consolidate the Company or any of our subsidiaries with any other person, or (ii) restructure, reorganize or completely or partially liquidate;

•

acquire assets outside of the ordinary course from any other person (i) with a fair market value or purchase price in excess of $10 million in the aggregate in any transaction or series of related transactions (including incurring any indebtedness related thereto), in each case, including any amounts or value reasonably expected to be paid in connection with a future earn-out, purchase price adjustment, release of “holdback” or similar contingent payment obligation, or (ii) that would reasonably be expected to prevent, materially delay or materially impair our ability to consummate the Merger or other transactions contemplated by the Merger Agreement, in each case, other than acquisitions of inventory or other goods in the ordinary course and transactions us and our direct or indirect wholly owned subsidiaries or among our direct or indirect wholly owned subsidiaries;

•

issue, sell, pledge, dispose of, grant, transfer, encumber, or authorize the issuance, sale, pledge, disposition, grant, transfer, lease, license, guarantee or encumbrance of, or otherwise enter into any contract or understanding with respect to the voting of, any shares of our capital stock or of any of our subsidiaries (other than the issuance of shares (i) by our direct or indirect wholly owned subsidiary to the Company or another of our direct or indirect wholly owned subsidiaries, (ii) in respect of equity-based awards outstanding as of the date of the Merger Agreement, or (iii) granted in accordance with the terms of the Merger Agreement with respect to employee compensation and benefits, in the case of (ii) and (iii), in accordance with their terms and, as applicable, the plan documents as in effect on the date of the Merger Agreement), or securities convertible or exchangeable into or exercisable for any shares of such capital stock, or any options, warrants or other rights of any kind to acquire any shares of such capital stock or such convertible or exchangeable securities; or

•

create or incur any encumbrance (other than certain encumbrances permitted pursuant to the Merger Agreement) over any material portion of our and our subsidiaries’ consolidated properties and assets that is not incurred in the ordinary course on any of our assets or any of our subsidiaries, except for encumbrances (i) that are required by or automatically effected by contracts in place as of the date of the Merger Agreement, (ii) that do not materially detract from the value of such assets or (iii) that do not materially impair our operations or any of our subsidiaries; and

•

matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to our interests as an independent company.

Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the Merger.

The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, approval for listing on the NYSE of the shares of Keane's common stock to be issued pursuant to the Merger Agreement, the expiration or earlier termination of any applicable waiting period, and the receipt of approvals under, U.S. antitrust and competition laws, the absence of governmental restraints or prohibitions preventing the consummation of the Merger, the effectiveness of Keane’s registration statement on Form S-4 registering Keane's common stock issuable pursuant to the Merger Agreement and the absence of any stop order or proceedings by the SEC with respect thereto. The obligation of each of the Company and Keane to consummate the Merger is also conditioned on, among other things, the receipt by such party of a written opinion from such party’s counsel (or if such party’s counsel is unable to deliver such opinion such other party’s outside legal counsel may provide such opinion), the absence of a material adverse effect on the other party, the truth and correctness of the representations and warranties made by the other party on the date of the Merger Agreement and on the closing date (subject to certain materiality qualifiers), and the performance by the other party in all material respects of its obligations under the Merger Agreement. No assurance can be given that the required stockholder, governmental and regulatory consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that the Company expects to achieve if the Merger is successfully completed within its expected time frame.

The Merger, and uncertainty regarding the Merger, may cause customers or suppliers to delay or defer decisions concerning the Company and adversely affect our ability to effectively manage our business.

The Merger will happen only if the stated conditions are met. Many of the conditions are outside our control, and both parties also have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause customers, suppliers, vendors, or others that deal with us to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships with us, which could negatively affect our business.

There are various provisions of the Merger Agreement and related documents that restrict the ability of C&J to seek alternative transactions or to terminate the Merger.

The Merger Agreement contains “no shop” provisions that restrict our ability to, among other things, identify or pursue alternate acquisition proposals. There are only limited circumstances under which the Merger Agreement would permit our Board of Directors to withhold, withdraw, qualify or modify its recommendation in favor of the Merger. The Merger Agreement also provides that in certain circumstances, either party may owe the other a termination fee of $30 million if the Merger Agreement is terminated.

These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the exchange ratio under the Merger Agreement, or might result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee. Additionally, a potential competing acquirer may be discouraged from considering or proposing an acquisition or Merger because we are not under any obligation to terminate the Merger Agreement in order to accept a superior proposal.

We will incur significant transaction costs in connection with the Merger.

We have incurred and expect to incur a number of non-recurring costs associated with transaction fees and other costs related to the Merger. These costs and expenses include fees paid to financial, legal and accounting advisors, severance and other potential employment-related costs, including retention and severance payments that may be made to certain of our employees, filing fees, printing expenses and other related charges. Some of these costs are payable by us regardless of whether the Merger is completed. While we have assumed that certain expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of the expenses.

We may be target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Defending against these claims can result in substantial costs and divert management time and resources, even if the lawsuits are without merit. An adverse judgment could result in monetary damages, which could have a negative impact on our business, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, the injunction may delay or prevent the Merger from being completed, which may adversely affect our business, results of operations and financial condition.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, C&J is prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to C&J and its stockholders.

From and after the date of the Merger Agreement and prior to completion of the Merger, the Merger Agreement restricts C&J and Keane from taking specified actions without the consent of the other party and requires that the business of each company and its respective subsidiaries be conducted in all material respects in the ordinary course of business consistent with past practice. These restrictions may prevent C&J from making appropriate changes to its business or organizational structure or from pursuing attractive business opportunities that may arise prior to the completion of the Merger, and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, C&J is prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to C&J and its stockholders.

From and after the date of the Merger Agreement and prior to completion of the Merger, the Merger Agreement restricts C&J and Keane from taking specified actions without the consent of the other party and requires that the business of each company and its respective subsidiaries be conducted in all material respects in the ordinary course of business consistent with past practice. These restrictions may prevent C&J from making appropriate changes to its business or organizational structure or from pursuing attractive business opportunities that may arise prior to the completion of the Merger, and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in C&J’s business, which could have an adverse effect on its business and financial results.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in C&J’s business including the possibility that current and prospective employees of C&J will experience uncertainty about their future roles with the combined company, which might adversely affect C&J’s’ ability to retain key managers and other employees and the attention of management of C&J may be directed toward the completion of the Merger.

In addition, C&J has diverted significant management resources in an effort to complete the Merger and is subject to restrictions contained in the Merger Agreement on the conduct of its business. If the Merger is not completed, C&J will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit.

The combined company may not be able to retain customers or suppliers or customers or suppliers may seek to modify contractual obligations with the combined company, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with C&J.

As a result of the Merger, the combined company may experience impacts on relationships with customers and suppliers that may harm the combined company’s business and results of operations. Certain customers or suppliers may seek to terminate or modify contractual obligations following the Merger whether or not contractual rights are triggered as a result of the Merger. There can be no guarantee that customers and suppliers will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms following the Merger. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then the combined company’s business and results of operations may be harmed. Furthermore, the combined company will not have long-term arrangements with many of its significant suppliers. If the combined company’s suppliers were to seek to terminate or modify an arrangement with the combined company, then the combined company may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

C&J also has contracts with vendors, landlords, licensors and other business partners which may require C&J to obtain consent from these other parties in connection with the Merger. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs, and lose rights that may be material to the business of the combined company. In addition, third parties with whom C&J currently has relationships may terminate or otherwise reduce the scope of their relationship in anticipation of the Merger. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Merger. The adverse effect of any such disruptions could also be exacerbated by a delay in the completion of the Merger or by a termination of the Merger Agreement.

Combining the businesses of C&J and Keane may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the Merger, which may adversely affect the combined company’s business results and negatively affect the value of combined company common stock following the Merger.

The success of the Merger will depend on, among other things, the ability of C&J and Keane to combine their businesses in a manner that realizes cost savings and facilitates growth opportunities. The combined company must achieve the cost savings and anticipated growth without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of combined company common stock after the completion of the Merger.

Furthermore, the combined company’s board of directors and executive leadership will consist of former directors and executive officers from each of C&J and Keane. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

Because Keane Investor will control approximately 24.6% of combined company common stock at the effective time, Keane Investor may have the ability to influence major corporate decisions of the combined company.

Keane Investor beneficially owns approximately 49.2% of the outstanding shares of Keane. At the effective time, C&J and Keane estimate that Keane Investor will beneficially own approximately 24.6% of the combined company common stock. Accordingly, Keane Investor may have the ability to influence matters requiring approval by the combined company board of directors or a stockholder vote, such as the election of directors or the approval of significant transactions. Keane Investor may have interests that differ from the interests of other current C&J stockholders. The concentration of ownership and voting power in Keane Investor may have the effect of delaying, preventing or deterring significant transactions with respect to the combined company and may affect the market price of combined company common stock.

However, Keane Investor entered into a support agreement with C&J. The support agreement places restrictions on the ability of Keane Investor and Cerberus to, among other things, acquire, offer to acquire, or agree to acquire, by purchase, or otherwise, beneficial ownership of, or rights to acquire, (i) any shares of Keane common stock, (ii) any option, warrant, convertible security, stock appreciation right or other right to acquire such ownership, or (iii) any material assets of Keane (other than as part of an authorized sale process) or any securities or material assets of any subsidiary of Keane; provided, however, that notwithstanding the foregoing, Keane Investor and Cerberus and each of their controlled affiliates may acquire beneficial ownership of Keane common stock provided that such beneficial ownership does not result in ownership of 30% or more of the issued and outstanding shares of Keane common stock in the aggregate following such transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities of the Company were sold during the period covered by this Quarterly Report that were not registered under the Securities Act.

The following table summarizes share repurchase activity by the Company for the three months ended June 30, 2019 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under Such Program
April 1 - April 30	324	$16.00	—	$109,650
May 1 - May 31	—	$—	—	$109,650
June 1 - June 30	17,034	$11.23	—	$109,650

(a) On July 31, 2018, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $150.0 million of the Company’s common stock, inclusive of commissions, over a twelve month period starting August 1, 2018 and ending July 31, 2019. Repurchases were permitted to commence or be suspended at any time without notice. The program did not obligate the Company to purchase a specified number of shares of common stock during the period or at all and was subject to modification or suspension at any time at the Company’s discretion. No additional repurchases of our common stock were made prior to the expiration of the program.

(b) Includes 17,358 shares that were withheld by us to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares. The value of such shares is based on the closing price of our common shares on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description of Exhibit.

2.1

Agreement and Plan of Merger, dated as of June 16, 2019, by and among C&J Energy Services, Inc., Keane Group, Inc. and King Merger Sub Corp. (Incorporated by referenced to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on June 17, 2019).

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

10.1

Support Agreement and Irrevocable Proxy, dated as of June 16, 2019, by and among C&J Energy Services, Inc., Keane Investor Holdings LLC and Cerberus Capital Management, L.P. (Incorporated by referenced to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 17, 2019).

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
** 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
*§101.INS	XBRL Instance Document
*§101.SCH	XBRL Taxonomy Extension Schema Document
* §101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
* §101.LAB	XBRL Taxonomy Extension Label Linkbase Document
* §101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* §101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* §104	Cover Page Interactive Data File (included in Exhibit 101)

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b) (32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&J Energy Services, Inc.

Date:	August 6, 2019	By:	/s/ Donald J. Gawick
Donald J. Gawick
Chief Executive Officer, President and Director
(Principal Executive Officer)

		By:	/s/ Jan Kees van Gaalen
Jan Kees van Gaalen
Chief Financial Officer
(Principal Financial Officer)

53